Form 10-Q
period 1995-06-30
UNITED CAROLINA BANCSHARES CORP
filed 1995-08-10
CIK 101090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1995

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934
      For the transition period from            Commission file number
                   to                                   0-5583



                     UNITED CAROLINA BANCSHARES CORPORATION
             (Exact name of Registrant as specified in its Charter)

          North Carolina                           56-0954530
     (State of Incorporation)         (I.R.S. Employer Identification No.)

             127 West Webster Street
           Whiteville, North Carolina                 28472
    (Address of principal executive offices)        (Zip Code)

                                 (910) 642-5131
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of August 7, 1995, there were 14,768,740 outstanding shares of Registrant's $4.00 par value common capital stock which is the only class of securities issued by the Registrant.


                                                               Total of 31 pages

PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements

            United Carolina Bancshares Corporation and Subsidiaries
                          Consolidated Balance Sheets
                                                      June 30,     December 31,
                                                        1995           1994
                                                    ------------   ------------
                                                          (In thousands)
Assets:
   Cash and due from banks - noninterest-bearing    $    149,776   $    147,450
   Federal funds sold and other short-term
     investments                                         131,578         82,250
   Securities available for sale (amortized
     costs of $536,321,000 in 1995 and
     $383,913,000 in 1994)                               538,251        376,913
   Investment securities (approximate
     market values of $195,639,000 in
     1995 and $202,372,000 in 1994)                      194,356        208,249
   Loans, net of unearned income                       2,615,080      2,418,158
      Less reserve for credit losses                     (40,856)       (38,681)
                                                    ------------   ------------
              Net loans                                2,574,224      2,379,477
                                                    ------------   ------------
   Premises and equipment                                 54,675         52,585
   Other assets                                           99,920         84,714
                                                    ------------   ------------
              Total assets                          $  3,742,780   $  3,331,638
                                                    ============   ============

Liabilities and stockholders' equity:
   Deposits:
      Noninterest-bearing demand deposits           $    549,510   $    515,403
      Interest-bearing deposits:
         NOW, savings, and money market deposits       1,205,268      1,145,717
         Certificates of deposit of
           $100,000 or more                              199,691        186,448
         Other time deposits                           1,428,534      1,093,031
                                                    ------------   ------------
              Total deposits                           3,383,003      2,940,599
   Short-term borrowings                                  31,802         86,228
   Mortgages and other notes payable                       2,988          2,305
   Other liabilities                                      41,312         39,017
                                                    ------------   ------------
              Total liabilities                        3,459,105      3,068,149
                                                    ------------   ------------
   Stockholders' equity:
      Preferred stock, par value $10 per share:
         Authorized 2,000,000 shares; none issued
      Common stock, par value $4 per share:
         Authorized 40,000,000 shares; issued
           14,768,740 shares in 1995 and
           14,700,066 shares in 1994                      59,075         58,800
      Surplus                                             42,441         42,505
      Retained earnings                                  181,283        167,477
      Unrealized gains (losses) on securities
        available for sale, net of deferred
        income taxes                                         876         (5,293)
                                                    ------------   ------------
               Total stockholders' equity                283,675        263,489
                                                    ------------   ------------
               Total liabilities and
                 stockholders' equity               $  3,742,780   $  3,331,638
                                                    ============   ============


See accompanying Notes to Consolidated Financial Statements

            United Carolina Bancshares Corporation and Subsidiaries
                       Consolidated Statements of Income

                                          Three Months Ended       Six Months Ended
                                               June 30,                June 30,
                                       -----------------------  ----------------------
                                          1995         1994       1995         1994
                                       -----------  ----------  ----------  ----------
                                                (Dollars in thousands except
                                                    per share amounts)
Interest income:
   Interest on loans                    $   60,152  $   48,950  $  116,282  $   95,499
   Interest and dividends on:
      Taxable securities                     8,177       6,180      14,880      12,149
      Tax-exempt securities                    938       1,278       1,950       2,581
   Interest on federal funds sold and
       other short-term investments          2,430         176       2,968         326
                                        ----------  ----------  ----------  ----------
           Total interest income            71,697      56,584     136,080     110,555
                                        ----------  ----------  ----------  ----------
Interest expense:
   Interest on deposits                     31,944      19,807      57,208      38,979
   Interest on short-term borrowings           785         685       1,652       1,251
   Interest on long-term borrowings             41          41          80          86
                                        ----------  ----------  ----------  ----------
           Total interest expense           32,770      20,533      58,940      40,316
                                        ----------  ----------  ----------  ----------
Net interest income                         38,927      36,051      77,140      70,239
Provision for credit losses                  1,150       1,039       3,400       1,962
                                        ----------  ----------  ----------  ----------
Net interest income after
  provision for credit losses               37,777      35,012      73,740      68,277
                                        ----------  ----------  ----------  ----------

Noninterest income:
   Service charges on deposit accounts       5,634       5,809      11,024      11,319
   Trust income                              1,439       1,368       2,676       2,572
   Insurance commissions                     1,050         897       2,170       1,668
   Mortgage banking fees                       917         921       1,760       1,930
   Brokerage and annuity commissions           472         575       1,070       1,242
   Other service charges, commissions,
     and fees                                1,167       1,167       2,247       2,300
   Gains on mortgages originated
     for resale                                154          76         184         255
   Gains on trading account securities        --             2           1           5
   Gains on dispositions of investment
     securities                               --          --             3           5
   Other operating income                       87         242         318         451
                                        ----------  ----------  ----------  ----------
           Total noninterest income         10,920      11,057      21,453      21,747
                                        ----------  ----------  ----------  ----------
Noninterest expenses:
   Personnel expense                        18,103      18,359      36,124      36,190
   Occupancy expense                         2,227       2,194       4,348       4,434
   Equipment expense                         1,533       1,510       3,106       3,078
   Other operating expenses,
     excluding restructuring charges        10,203       9,311      19,142      17,732
   Restructuring charges                      --           600        --         1,000
                                        ----------  ----------  ----------  ----------
           Total noninterest expenses       32,066      31,974      62,720      62,434
                                        ----------  ----------  ----------  ----------
Income before income taxes                  16,631      14,095      32,473      27,590
   Income tax provision                      6,017       5,083      11,739       9,873
                                        ----------  ----------  ----------  ----------
Income before the cumulative effect of
a change in accounting method               10,614       9,012      20,734      17,717
   Cumulative effect of a change in
     accounting method                        --          --          --          (316)
                                        ----------  ----------  ----------  ----------
Net income                              $   10,614  $    9,012  $   20,734  $   17,401
                                        ==========  ==========  ==========  ==========

Per share data:
  Income before cumulative effect of
    a change in accounting method       $      .72  $      .61  $     1.41  $     1.21
                                        ==========  ==========  ==========  ==========
   Net income                           $      .72  $      .61  $     1.41  $     1.19
                                        ==========  ==========  ==========  ==========
   Cash dividends declared              $      .25  $      .20  $      .47  $      .40
                                        ==========  ==========  ==========  ==========
   Book value at end of period          $    19.21  $    17.71  $    19.21  $    17.71
                                        ==========  ==========  ==========  ==========
Average number of shares outstanding    14,749,379  14,653,383  14,731,358  14,639,742
                                        ==========  ==========  ==========  ==========

See accompanying Notes to Consolidated Financial Statements

            United Carolina Bancshares Corporation and Subsidiaries
                Consolidated Statements of Stockholders' Equity
                    Six Months Ended June 30, 1995 and 1994



                                                                            Unrealized
                                   Common Stock                               Gains
                               ----------------------                       (Losses) on
                                Number of   Aggregate                       Securities      Total
                                  Shares       Par               Retained    Available   Stockholders'
                               Outstanding    Value    Surplus   Earnings    For Sale      Equity
                               -----------  ---------  --------  ---------  -----------  -------------
                                                     (Dollars in thousands)
Balance, January 1, 1995        14,700,066  $  58,800  $42,505   $167,477   $   (5,293)  $    263,489
  Net income                          --         --       --       20,734         --           20,734
  Cash dividends declared,
    $.47 per share                    --         --       --       (6,928)        --           (6,928)
  Issuance of common stock:
    Stock option plan               24,461         98      149       --           --              247
    Insurance agency merger         44,213        177     (213)      --           --              (36)
  Unrealized gains on
    securities available
    for sale, net of
    applicable deferred
    income taxes                      --         --       --         --          6,169          6,169
                               -----------  ---------  -------   --------   ----------   ------------
Balance, June 30, 1995          14,768,740  $  59,075  $42,441   $181,283   $      876   $    283,675
                               ===========  =========  =======   ========   ==========   ============


Balance, January 1, 1994        14,625,641  $  58,503  $42,901   $149,666   $      845   $    251,915
  Net income                          --         --       --       17,401         --           17,401
  Cash dividends declared,
    $.40 per share                    --         --       --       (5,615)        --           (5,615)
  Issuance of common stock in
    insurance agency merger         27,743        111     (346)      --           --             (235)
  Unrealized losses on
    securities available
    for sale, net of
    applicable deferred
    income taxes                      --         --       --         --         (3,929)        (3,929)
                               -----------  ---------  -------   --------   ----------   ------------
Balance, June 30, 1994          14,653,384  $  58,614  $42,555   $161,452   $   (3,084)  $    259,537
                               ===========  =========  =======   ========   ==========   ============


See accompanying Notes to Consolidated Financial Statements

            United Carolina Bancshares Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows

                                                           Six Months Ended
                                                               June 30,
                                                        ---------------------
                                                          1995         1994
                                                        --------     --------
                                                            (In thousands)
Increase  (decrease)  in cash and cash  equivalents:
Cash flows from  operating activities:
  Net income                                            $ 20,734     $ 17,401
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization,
        net of accretion                                   4,090        3,939
      Provision for credit losses                          3,400        1,962
      Net (increase) decrease in loans
        originated for resale                             (1,041)      23,621
      Provision for deferred taxes and
        decrease in taxes payable                           (297)      (1,421)
      Increase in accrued interest receivable             (1,905)      (1,908)
      (Increase) decrease in prepaid expenses              2,589       (1,311)
      Increase (decrease) in other accounts
        receivable                                        (1,703)      17,723
      Increase (decrease) in accrued interest
        payable                                            1,813         (346)
      Increase (decrease) in accrued expenses               (250)       4,189
      Increase (decrease) in deferred loan
        fees, net of deferred costs                          (36)         421
      Decrease in unearned income on loans                    (1)         (13)
      Other, net                                             122          173
                                                        --------     --------
        Total adjustments                                  6,781       47,029
                                                        --------     --------
        Net cash provided by operating
          activities                                      27,515       64,430
                                                        --------     --------
Cash flows from investing activities:
   Proceeds from maturities and issuer calls
     of securities available for sale                    163,132       88,711
   Proceeds from maturities and issuer calls
     of investment securities                              9,822        4,816
   Proceeds from sales of investment securities            3,810         --
   Purchases of securities available for sale           (315,561)     (90,823)
   Net increase in loans outstanding                    (170,994)    (130,422)
   Purchases of premises and equipment                    (1,505)      (1,934)
   Proceeds from sales of premises and equipment             145          303
   Purchases of mortgage loan servicing rights              (540)        (114)
   Sales of foreclosed assets                                787        1,728
   Purchase of branches, net of cash received            136,569         --
   Other, net                                             (4,834)       8,514
                                                        --------     --------
        Net cash used by investing activities           (179,169)    (119,221)
                                                        --------     --------
Cash flows from financing activities:
   Net increase  in deposit accounts                     263,732        2,234
   Net increase (decrease) in federal funds
     purchased                                             5,225       (1,650)
   Net increase (decrease) in securities
     sold under agreement to repurchase                     (35,817)       1,402
   Net increase (decrease) in other short-term
     borrowings                                          (23,834)      24,864
   Proceeds from issuance of long-term debt                  702         --
   Repayments of mortgages and other notes
     payable                                                 (19)        (115)
   Issuance of  common stock                                 247         --
   Dividends paid                                         (6,928)      (5,615)
                                                        --------     --------
        Net cash provided  by financing activities       203,308       21,120
                                                        --------     --------
Net increase (decrease) in cash and
  cash equivalents                                        51,654      (33,671)
Cash and cash equivalents at beginning of period         229,700      171,238
                                                        --------     --------
Cash and cash equivalents at end of period              $281,354     $137,567
                                                        ========     ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
  Interest                                              $ 57,127     $ 40,662
                                                        ========     ========
  Income taxes                                          $ 12,036     $  8,618
                                                        ========     ========
Significant noncash transactions:
  Loans transferred to real estate acquired in
    settlement of debt                                  $  1,055     $  1,121
                                                        ========     ========
  Loans originated to facilitate the sale of
    foreclosed assets                                   $    341     $   --
                                                        ========     ========
  Issuance of common stock in merger acquisitions       $     36     $    235
                                                        ========     ========
  Unrealized gains (losses) on securities
    available for sale                                  $  8,930     $ (6,249)
                                                        ========     ========

See accompanying Notes to Consolidated Financial  Statements

United Carolina Bancshares Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.
      Basis of Presentation:

      The accompanying consolidated financial statements, which are unaudited, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 1995, and December 31, 1994, and operating results of United Carolina Bancshares Corporation and its subsidiaries for the three- and six-month periods ended June 30, 1995 and 1994. All adjustments made to the unaudited financial statements were of a normal recurring nature. The results of operations for the first six months of 1995 are not necessarily indicative of the results of operations for the entire year.

Note 2.
      Securities:

      The following is a summary of the securities portfolios by major classification:

                                                                      June 30, 1995
                                                  -------------------------------------------------
                                                                                        Approximate
                                                  Amortized     Unrealized   Unrealized    Market
                                                     Cost          Gains       Losses       Value
                                                  ---------     ----------  ----------  -----------
                                                                      (In thousands)
Securities available for sale:
United States government securities               $ 317,517     $    3,177  $      455  $   320,239
Obligations of United States government
  agencies and corporations                         179,080           --            22      179,058
Mortgage-backed securities                           29,481(1)          38         810       28,709(1)
Federal Home Loan Bank stock                         10,144           --          --         10,144
Other securities                                         99              2        --            101
                                                  ---------     ----------  ----------  -----------
    Total securities available for sale           $ 536,321     $    3,217  $    1,287  $   538,251
                                                  =========     ==========  ==========  ===========
Investment securities:
United States government securities               $ 129,637     $      256  $      596  $   129,297
Obligations of United States government
agencies and corporations                             1,995              3          46        1,952
Obligations of states and political subdivisions     62,219          1,828         162       63,885
Other securities                                        505           --          --            505
                                                  ---------     ----------  ----------  -----------
    Total investment securities                   $ 194,356     $    2,087  $      804  $   195,639
                                                  =========     ==========  ==========  ===========

     (1) At June 30, 1995, UCB owned collateralized mortgage obligations issued by the Federal Home Loan Mortgage corporation (FHLMC) which had an amortized cost of $13,014,000 and a market value of $12,648,000. In addition, UCB owned collateralized mortgage obligations issued by the Federal National Mortgage Association (FNMA) which had an amortized cost of $13,816,000 and a market value of $13,440,000. UCB also owned collateralized mortgage obligations issued by a private issuer secured by mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA). These securities had an amortized cost of $453,000 and a market value of $487,000. Other mortgage-backed pass-through securities issued by various United States government agencies and corporations totaling $2,198,000 were also held at June 30, 1995. These securities had a market value of $2,134,000. At June 30, 1995, none of the collateralized mortgage obligations owned by UCB were considered high-risk mortgage securities under current regulatory guidelines.

                                                                 December 31, 1994
                                                  ----------------------------------------------
                                                                                     Approximate
                                                  Amortized  Unrealized  Unrealized    Market
                                                     Cost       Gains       Losses      Value
                                                  ---------  ----------  ----------  -----------
                                                                    (In thousands)
Securities available for sale:
United States government securities               $ 324,640  $     --    $    4,013  $   320,627
Obligations of United States government
  agencies and corporations                          18,140        --            73       18,067
Mortgage-backed securities                           30,966        --         2,913       28,053
Federal Home Loan Bank stock                         10,113        --          --         10,113
Other securities                                         54        --             1           53
                                                  ---------  ----------  ----------  -----------
    Total securities available for sale           $ 383,913  $     --    $    7,000  $   376,913
                                                  =========  ==========  ==========  ===========
Investment securities:
United States government securities               $ 129,765  $     --    $    5,630  $   124,135
Obligations of United States government
  agencies and corporations                           1,995        --           194        1,801
Obligations of states and political subdivisions     75,734         984       1,037       75,681
Other securities                                        755           1           1          755
                                                  ---------  ----------  ----------  -----------
    Total investment securities                   $ 208,249  $      985  $    6,862  $   202,372
                                                  =========  ==========  ==========  ===========

     During the six months ended June 30, 1995, investment securities with a book value of $3,807,000 were put back to the issuer. The decision to exercise the put option contained in the original bond purchase agreement was the result of the lowering of the debt ratings on these securities to a level below the minimum standards specified by UCB's investment policy. Gains of $3,000 were realized on this transaction.

Note 3.
      Loans:

      The consolidated loan portfolio is summarized by major classification as follows:

                                          June 30,     December 31,
                                            1995           1994
                                        ------------   ------------
                                               (In thousands)
Loans secured by real estate:
  Construction and land acquisition
    and development                     $    245,401   $    209,792
  Secured by nonfarm, nonresidential
    properties                               550,982        515,281
  Secured by farmland                         83,832         74,143
  Secured by multifamily residences           62,222         60,923
                                        ------------   ------------
    Total loans secured by real estate,
      excluding loans secured by
      1-4 family residences                  942,437        860,139
                                        ------------   ------------
  Revolving credit secured by
    1-4 family residences                    129,679        116,672
  Other loans secured by 1-4 family
    residences                               551,594        530,912
                                        ------------   ------------
    Total loans secured by
      1-4 family residences                  681,273        647,584
                                        ------------   ------------
    Total loans secured by real estate     1,623,710      1,507,723
Commercial, financial, and
  agricultural loans, excluding
  loans secured by real estate               270,887        236,244
Loans to individuals for household,
  family, and other personal
  expenditures, excluding loans
  secured by real estate                     658,682        607,606
All other loans                               62,753         67,573
                                        ------------   ------------
    Total loans                            2,616,032      2,419,146
Unearned income                                 (952)          (988)
                                        ------------   ------------
    Loans, net of unearned income       $  2,615,080   $  2,418,158
                                        ============   ============

Note 4.
      Nonperforming and Problem Assets:

      The following is a summary of nonperforming and problem assets:

                                       June 30,    December 31,
                                         1995          1994
                                     ------------  ------------
                                           (In thousands)

Foreclosed assets                    $      5,328  $      5,296
Nonaccrual loans                            4,521         5,200
                                     ------------  ------------
  Total foreclosed assets
    and nonaccrual loans                    9,849        10,496
Restructured loans (1)                      8,713         8,823
                                     ------------  ------------
  Total nonperforming assets               18,562        19,319
Loans 90 days or more past due,
  excluding nonaccrual loans                5,030         4,634
                                     ------------  ------------
  Total problem assets               $     23,592  $     23,953
                                     ============  ============

     (1)  Represents  a  reduced  rate  loan   performing  in  accordance   with
restructured terms.

Note 5.
      Reserve for Credit Losses:

      The following table sets forth the analysis of the consolidated reserve for credit losses:

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                 ---------------------   ---------------------
                                   1995        1994        1995        1994
                                 ---------   ---------   ---------   ---------
                                                 (In thousands)

Balance, beginning of period     $  40,696   $  39,439   $  38,681   $  39,098
  Provision for credit losses        1,150       1,039       3,400       1,962
  Recovery of losses previously
    charged off                      1,045         420       1,977         893
  Losses charged to reserve         (2,035)     (1,145)     (3,202)     (2,200)
                                 ---------   ---------   ---------   ---------
Balance, end of period           $  40,856   $  39,753   $  40,856   $  39,753
                                 =========   =========   =========   =========


Note 6.
      Short-Term Borrowings

      The following table sets forth certain data with respect to UCB's short-term borrowings:


                                                  June 30, 1995                           December 31, 1994
                                  -----------------------------------------  ------------------------------------------
                                             Securities            Federal              Securities            Federal
                                             Sold Under  Treasury    Home               Sold Under  Treasury    Home
                                   Federal   Agreement   Tax and     Loan     Federal   Agreement   Tax and     Loan
                                    Funds        to       Loan       Bank      Funds        to       Loan       Bank
                                  Purchased  Repurchase   Notes    Advances  Purchased  Repurchase   Notes    Advances
                                  ---------  ----------  --------  --------  ---------  ----------  --------  --------
                                                                (Dollars in thousands)
Balance outstanding at end
  of period                       $  15,965  $   11,795  $  4,042  $   --    $  10,740  $   47,612  $  2,876  $ 25,000
Maximum amount outstanding
  at any month-end during
  the period                         18,845      28,216     4,124    25,000     52,095      47,612     4,115    25,000
Average balance outstanding
  during the period                  13,574      15,640     3,051    23,481     19,626      22,486     2,169    22,068
Average interest rate paid
  during the period                   5.78%       5.57%     5.32%     6.44%      3.84%       4.02%     5.78%     4.54%
Average interest rate payable
  at end of period                    6.10%       5.10%     5.80%       - %      5.30%       5.39%     5.25%     6.43%


      Federal  funds  purchased  represent   unsecured   borrowings  from  other
financial institutions by UCB's subsidiary banks for their own temporary funding requirements.

      Securities  sold  under  agreement  to  repurchase   represent  short-term
borrowings by UCB's subsidiary banks with maturities ranging from 1 to 89 days collateralized by securities of the United States government or its agencies.

      Treasury Tax and Loan Notes consist of the balances outstanding in UCB's subsidiary banks' treasury tax and loan depository note accounts that are payable on demand to the United States Treasury and collateralized by qualified debt securities. Interest on borrowings under these arrangements is payable monthly at 1/4% below the average federal fund rate as quoted by the Federal Reserve Board.

      Federal Home Loan Bank advances represent borrowings from the Federal Home Loan Bank of Atlanta by UCB's North Carolina subsidiary bank pursuant to lines of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. These advances have an initial maturity of less than one year with interest payable monthly.


Note 7.
      Mortgages and Other Notes Payable:

      Mortgages payable totaled $126,000 at June 30, 1995, and $145,000 at December 31, 1994. The mortgages bear interest at annuals rates ranging from 8.75% to 10% and are collateralized by premises with book values of approximately $473,000 at June 30, 1995, and $476,000 at December 31, 1994. The mortgages are payable primarily in monthly installments totaling approximately $3,000, including interest.

      Other notes payable totaled $125,000 at June 30, 1995, and December 31, 1994, and consisted of an unsecured note payable which bears interest at an annual rate of 12%, payable monthly, with the principal due March 1, 1996.

      Advances from the Federal Home Loan Bank of Atlanta with initial maturities of more than one year totaled $2,737,000 at June 30, 1995, and $2,035,000 at December 31, 1994. The advances are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences and bear interest at rates ranging from 3.50% to 8.30%, payable monthly, with principal due in various maturities.


Note 8.
      Income Taxes:

      The effective tax rate on income before income taxes is lower than the combined statutory federal and state rates primarily because interest earned on investments in debt instruments of state, county, and municipalities is exempt from federal income tax and partially exempt from state income tax. Substantially all income earned on securities of the United States government or its agencies is exempt from state income taxes.

Note 9.
      Supplementary Income Statement Information:

      The following is a breakdown of items included in "Other operating expenses, excluding restructuring charges" on the consolidated statements of income:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                     --------------------  --------------------
                                       1995       1994       1995       1994
                                     ---------  ---------  ---------  ---------
                                                   (In thousands)
Other operating expenses:
  FDIC deposit insurance
    premiums                         $   1,684  $   1,504  $   3,305  $   3,007
  Professional services                    831        974      1,503      1,705
  Advertising and marketing              1,087      1,064      2,085      1,928
  Postage and delivery                     900        808      1,785      1,640
  Data processing fees and
    software expense                     1,245      1,074      2,401      1,870
  Printing, stationery, and
    supplies                             1,170        628      1,876      1,291
  Telephone expense                        676        557      1,298      1,002
  Travel expense                           461        537        841        959
  Amortization of purchased
    mortgage servicing rights              160        396        297        793
  Insurance and taxes, other
    than taxes on income                   292        294        597        596
  Noncredit losses                         404        252        646        474
  Amortization of goodwill                 138        203        341        411
  Contributions                             79        118        152        215
  Amortization of purchased
    deposit-base premiums                  223         31        247         63
  Other expenses                           853        871      1,768      1,778
                                     ---------  ---------  ---------  ---------
    Total other operating expenses,
      excluding restructuring
      charges                        $  10,203  $   9,311  $  19,142  $  17,732
                                     =========  =========  =========  =========



Note 10.
      Per Share Data:

      Earnings per share are computed based on the weighted average number of shares outstanding during each period. Cash dividends per share are computed based on the historical number of shares outstanding at date of declaration. Book values per share are computed based on the number of shares outstanding at the end of each period. Dilution of earnings per share that would result from the exercise of all outstanding stock options was immaterial.

Note 11.
      Cumulative Effects of Changes in Accounting Methods:

      UCB and its subsidiaries maintain a defined contribution postemployment health care plan covering all employees who become disabled. Effective January 1, 1994, UCB adopted Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," which requires the accrual of expenses for the estimated cost of benefits provided for employees after employment but before retirement. The adoption of FAS 112 required immediate recognition of the actuarially determined liability for postemployment benefits which amounted to $529,000 at December 31, 1993. The recognition of the liability, net of related deferred income taxes, resulted in a charge against net income of $316,000 which was reported separately in the consolidated statement of income during the first quarter of 1994, as a cumulative effect of a change in accounting method. Prior to 1994, postemployment health care expenses were charged to income as the expenses were incurred.


Note 12.
      Adoption of New Accounting Method:

      Effective April 1, 1995, UCB adopted the provisions of Financial Accounting Standards No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement amends certain provisions of FAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. Under FAS 65, the cost of originated mortgage service rights was not recognized as an asset and was charged to earnings when the related loan was sold. As a result of adopting FAS 122, beginning April 1995, the estimated fair values of the rights to service mortgage loans for others have been capitalized on loans originated by UCB. This resulted in an increase in the gains on the sale of mortgage loans into the secondary market totaling $79,000 through June 30, 1995.

      FAS 122 has a different cost allocation methodology than FAS 65 for purchased mortgage servicing rights. FAS 65 allocated such costs incurred in excess of the market value of the loans without the servicing rights, whereas FAS 122 allocates costs based on the relative market values of the purchased servicing rights and the related loans. The application of the FAS 122 cost allocation method to purchased mortgage servicing rights acquired during the three months ended June 30, 1995, was not material.

      FAS 122 also requires that all capitalized servicing rights be evaluated for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The adoption of FAS 122 resulted in no impairment adjustments to capitalized mortgage servicing rights.




Note 13.
      Statements of Cash Flows:

      For purposes of the statements of cash flows, UCB considers cash and cash equivalents to include cash and due from banks, federal funds sold, and other short-term investments.


Note 14.
      Legal Proceedings:

      Various legal proceedings are pending or threatened against UCB and its subsidiaries. All the foregoing are routine proceedings, pending or threatened, which are incidental to the ordinary course of UCB's and its subsidiaries' business. In the judgment of management and its counsel, none of such pending or threatened legal proceedings will have a material adverse effect on the consolidated financial position of UCB and its subsidiaries.


Note 15.
      Mergers and Acquisitions:

      On April 28,1995, UCB issued 44,213 shares of common stock to consummate the acquisition by merger of United Agencies, Inc., a general insurance agency located in Wilmington, North Carolina. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.

      On May 19, 1995, UCB's North Carolina subsidiary bank purchased twelve branch offices from subsidiaries of Southern National Corporation. As a part of the transaction, UCB purchased $26.8 million in loans and assumed $178.7 million in deposits. A premium of $12.3 million was paid on the assumed deposit base.

      On July 24, 1995, UCB's North Carolina subsidiary bank reached an agreement in principle to acquire Seaboard Savings Bank, SSB, headquartered in Plymouth, North Carolina in a merger transaction to be accounted for as a pooling-of-interests. Seaboard Savings operates three branch offices: one each in Plymouth, Williamston, and Columbia. As of June 30, 1995, Seaboard Savings reported total assets of $47.1 million, total loans of $36.8 million, and total deposits of $38.7 million. Under terms of the agreement, UCB will exchange .9104 shares of common stock for each of Seaboard Savings' shares of common stock. The transaction is subject to a number of conditions, including the execution of a definitive agreement, the affirmative vote of the shareholders of Seaboard Savings, and approval by applicable regulatory authorities.

Note 16.
      Restructuring Charges:

      In October, 1994, the Boards of Directors of UCB and its bank subsidiaries, United Carolina Bank and United Carolina Bank of South Carolina, approved a plan to restructure the operations of the aforementioned bank subsidiaries to streamline procedures in a manner that will enhance the quality of financial services provided to customers and reduce future operating costs. The major elements of the plan include staffing level changes at all branches to better match customer arrival patterns, a reduction in full-time staff positions as a result of the centralization of certain functions and automation of many labor-intensive tasks, and the consolidation or divestiture of certain branch offices. An estimated $8 million to $10 million increase in annual pre-tax earnings is projected as a result of the restructuring, substantially all of which is anticipated to be realized by 1996. The estimated increase in pre-tax earnings from the restructuring is to be derived principally from cost savings due to personnel reductions, most of which will be from the streamlining of branch office staff. The following is a summary of the accrued restructuring charges at June 30, 1995:


                                        Accrued                    Accrued
                                      Liability at    Amounts    Liability at
                                      December 31,     Paid        June 30,
                                          1994      During 1995      1995
                                      ------------  -----------  -------------
                                                   (In thousands)

Retirement benefits                      $  177        $ 177         $ --
Severance benefits                          315          262            53
                                         ------        -----         -----
  Total personnel costs                     492          439            53
Professional fees relating to
  restructuring plan                         20           13             7
Loss on divestiture or closing of
  branch operations                         801           (2)          803
                                         ------        -----         -----
  Total restructuring charges           $ 1,313        $ 450         $ 863
                                        =======        =====         =====

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six Months Ended June 30, 1995, Compared to 1994

Summary
         Income before the cumulative effect of a change in accounting method totaled $20,734,000 for the six months ended June 30, 1995, compared to $17,717,000 for the same period of 1994, an increase of 17.0%. On a per share basis, income before the cumulative effect of a change in accounting method amounted to $1.41 in the first six months of 1995, an increase of 16.5% over the $1.21 per share earned in the first half of 1994. Net income for the six months ended June 30, 1995, amounted to $20,734,000, or $1.41 per share, compared to net income, including the cumulative effect of a required change in accounting for postemployment benefits, of $17,401,000, or $1.19 per share, earned in the first two quarters of 1994. The increase in income before the cumulative effect of a change in accounting method realized in 1995 was primarily due to increased tax-equivalent net interest income, as a result of growth in average earning assets and a low rate of increase in noninterest expenses.

Net Interest Income
         Net interest income increased $6,901,000, or 9.8%, for the six months ended June 30, 1995, compared to the first two quarters of 1994. This was the result of an increase of $300,140,000, or 10.3%, in the level of average earning assets with an increase of .86% in the overall tax-equivalent yield, combined with an increase of $263,740,000, or 11.1%, in the average balance of interest-bearing liabilities with an increase of 1.08% in the average rate paid.
         The net tax-equivalent yield on earning assets decreased to 4.91% in the first half of 1995 from 4.96% in the same period of 1994. This was primarily due to increased competition for core deposits which resulted in interest rates paid on deposits, particularly consumer certificates of deposit, increasing more than the yield on earning assets (a 1.08% increase in the average rate paid on interest-bearing deposits versus a .86% increase in the yield on earning assets) and changes in the mix of interest-bearing deposits to a higher concentration of certificates of deposit from NOW, savings, and money market deposits. Certificates of deposit comprised 50.24% of interest-bearing liabilities in the first two quarters of 1995 compared to 42.39% in 1994. In addition, an increase in the percentage of earning assets funded by interest-bearing liabilities from 81.74% in the first half of 1994 to 82.31% in 1995 had a negative impact on the net tax-equivalent yield on earning assets in 1995 as compared to 1994.
         Interest income from loans increased $20,783,000, or 21.8%, over the first six months of 1994 due to an increase in the average portfolio balance of $232,769,000, or 10.2%, and an increase in the tax-equivalent yield on average loans outstanding to 9.35% from 8.46% in 1994. The increase in the yield on the loan portfolio for 1995 was primarily the result of the increase in the average of the prime rate. The prime rate averaged 8.91% during the first half of 1995 compared to 6.46% in the first six months of 1994. Approximately 40% of UCB's loans outstanding at June 30, 1995, had floating interest rates, most of which varied with the prime rate.
         Interest income from investment securities and securities available for sale for the first six months of 1995 increased $2,100,000, or 14.3%, from the first six months of 1994. This was due to an increase in the tax-equivalent yield on the aggregate portfolio to 5.91% from 5.23% a year earlier primarily due to higher rates earned on U.S. government securities, as the average balance of investment securities and securities available for sale decreased $11,153,000, or 1.8%, from the corresponding period of 1994.
         Interest income from federal funds sold and other short-term investments totaled $2,968,000 in the first two quarters of 1995, an increase of $2,643,000 over the same period of 1994. This was the result of an increase of $78,524,000 in the average balances invested and an increase in the average yield to 6.13% for the first six months of 1995 from 3.44% in 1994.
         Interest expense on deposits increased $18,229,000, or 46.8% in the six months ended June 30, 1995, compared to 1994. The average balance of interest-bearing deposits increased $278,999,000, or 12.1%, in the first half of 1995 compared to 1994. This was the result of an increase of $273,752,000, or 31.7%, in the average balances of certificates of deposit less than $100,000 and an increase of $46,058,000, or 30.9%, in certificates of deposit of $100,000 or more. The average balances of NOW, savings, money market accounts, and other time deposits declined $40,811,000, or 3.1%, compared to the prior year. The change in the mix of deposits coupled with the previously mentioned increased competition for deposits combined to increase the average rate paid on average interest-bearing deposits to 4.45% for the first two quarters of 1995 from 3.40% in the same period of 1994.
         The average interest rate paid on short- and long-term borrowings during the first six months of 1995 increased to 5.97% from 3.65% in 1994, reflecting the rise in short-term market rates. The average balances of these liabilities decreased by $15,259,000 in the first half of 1995 from 1994.


Provision and Reserve for Credit Losses
         The provision for credit losses amounted to $3,400,000 for the six months ended June 30, 1995, compared to $1,962,000 in 1994. The increase in the 1995 provision was primarily due to the increase in loans outstanding. Net credit losses amounted to $1,225,000, or .10% of average loans outstanding, on an annualized basis, during the first six months of 1995 compared to $1,307,000, or .12% of average loans outstanding, on an annualized basis, for the comparable period of 1994.
         Nonperforming assets (foreclosed assets, nonaccrual loans, and restructured loans) amounted to $18,562,000, or .71% of loans and foreclosed assets, at June 30, 1995, compared to $19,319,000, or .80% of loans and foreclosed assets, at December 31, 1994. Loans 90 days or more past due that continue to accrue interest increased to $5,030,000 at June 30, 1995, from $4,634,000 at December 31, 1994.
         Effective January 1, 1995, UCB adopted Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan" and Financial Accounting Standards No. 118 (FAS 118), "Accounting by Creditors for Impairment of a loan - Income Recognition and Disclosure." These statements amended FAS 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of a receivable when assessing the need for a loss accrual; and FAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of the restructuring. At June 30, 1995, the recorded investment in loans that are considered impaired under FAS 114 was $24,524,000 (of which $4,440,000 were on a nonaccrual basis). Included in this amount was $18,462,000 of impaired loans for which $2,950,000 of the reserve for credit losses was assigned. The average recorded investment during the first half of 1995 in loans classified as impaired at June 30, 1995, was approximately $24,687,000. For the six months ended June 30, 1995, UCB recognized interest income on these impaired loans of $482,000 which included $429,000 of interest income recognized using the cash basis of accounting. Prior to January 1, 1995, UCB generally measured loan impairment pursuant to the methods prescribed in FAS 114 and, as a result, no additional reserves for credit losses were required as a result of adoption of this accounting standard.
         The reserve for credit losses amounted to $40,856,000, or 1.56% of loans outstanding, at June 30, 1995, compared to $38,681,000, or 1.60% of loans outstanding, at December 31, 1994. In determining the level of the reserve for credit losses, management takes into consideration loan volumes and outstandings, loan loss experience, risk ratings assigned to nonconsumer loans, impaired loans, the present and expected economic conditions in general, and, in particular, how such conditions relate to UCB. In management's opinion, UCB's reserve for credit losses was adequate to absorb losses from the loan portfolio at June 30, 1995; however, adverse changes in the economic conditions in UCB's market area could lead to a decline in the overall quality of the loan portfolio and necessitate future additions to the reserve for credit losses. Also, examiners from bank regulatory agencies periodically review UCB's loan portfolio and may require the corporation to charge off loans and/or increase the reserve for credit losses to reflect their assessment of the collectibility of loans in the portfolio based on information available to them at the time of their examination.

Noninterest Income and Expense
         Total noninterest income decreased $294,000, or 1.4%, in the first six months of 1995 from the same period of 1994. Service charges on deposit accounts decreased $295,000, or 2.6%, principally due to lower revenues on commercial checking accounts as a result of higher earnings credit rates brought about by higher yields available on short-term US treasury securities. Trust income increased $104,000, or 4.0% due to an increase in trust assets under management. Other service charges, commissions, and fees increased $107,000 to $7,247,000 during the first half of 1995 primarily due to increases in insurance commissions and fees for the use of automated teller machines. Commissions from the general insurance agency operations increased $540,000, or 61.8%, as the result of increased sales to new and existing customers and mergers with an insurance agency in Charlotte, North Carolina, in November 1994 and an insurance agency in Wilmington, North Carolina, in April 1995. Fees collected for the use of UCB's automated teller machines by depositors of other institutions increased $80,000, or 15.3%, due to increased transaction volume. These increases in fees were partially offset by decreases in discount brokerage fees and mortgage banking fees. Discount brokerage fees decreased $168,000, or 20.7%, due to a decrease in trading volume. Mortgage banking fees decreased $170,000, or 8.8%, due to a decline in the volume of loans serviced for others compared to the prior year. Gains of $184,000 were recognized during the period from the sale of mortgage loans into the secondary market compared to gains of $255,000 a year ago.
         Effective April 1, 1995, UCB adopted the provisions of Financial Accounting Standards No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement amends certain provisions of FAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. Under FAS 65, the cost of originated mortgage service rights was not recognized as an asset and was charged to earnings when the related loan was sold. As a result of adopting FAS 122, beginning April 1995, the estimated fair values of the rights to service mortgage loans for others have been capitalized on loans originated by UCB. This resulted in an increase in the gains on the sale of mortgage loans into the secondary market totaling $79,000 through June 30, 1995.
         Noninterest expense, excluding restructuring charges, increased $1,286,000, or 2.1%, in the six months ended June 30, 1995 compared to the same period of 1994. Personnel expense declined $66,000, or .2%. Compensation expense, the largest component of personnel expense, decreased $73,000, or .3%, due to a decrease of 255, or 13.0%, in the average number of full-time equivalent employees from 1994. The reduction in the average number of full-time equivalent employees was the result of the restructuring plan announced in October 1994 which included the consolidation of twelve branch offices, staffing level changes at all branches, and the centralization of certain functions. These reductions were partially offset by staff additions due to the acquisition by merger of the general insurance agency in April 1995 and the purchase of twelve branch offices from another bank holding company in May 1995.
         Occupancy expense decreased $86,000, or 1.9%, during the first six months of 1995 as compared to 1994. Depreciation expense decreased $54,000, or 5.9%, while repairs and maintenance decreased $59,000, or 6.0%, and utilities expense declined $23,000, or 3.3%. These decreases were primarily due to the elimination of branch locations as a part of implementing the restructuring plan referred to above.
         Other operating expenses increased $1,410,000, or 8.0%, during the first six months of 1995 as compared to 1994. Marketing and business development expenses increased $157,000, or 8.1%, primarily due to increased advertising related to campaigns designed to increase commercial loan volume and deposit balances. Professional services expense for the first two quarters decreased
$202,000, or 11.8%. The current year's expenses were reduced by legal fees refunded in a bankruptcy proceeding involving a current customer, while 1994 professional services included expenses connected with UCB's acquisitions by merger of Bank of Iredell and Sanford Real Estate, Loan & Insurance.
         Outside data processing fees increased $531,000, or 28.4%, compared to 1994 due to increased software amortization expense ($447,000, or 237.2% increase) and increased costs related to processing credit card transactions ($92,000, or 16.6 % increase). The increased software amortization expense reflects the purchase of computer software related to the automation of certain labor-intensive tasks as part of the previously discussed restructuring plan. The credit card processing expense for 1994 reflects credits received from vendors for the volume of transactions processed and for new contract agreements. These increases were partially offset by a decrease of $126,000, or 21.1%, in other computer services expense.
         FDIC insurance premiums increased $298,000, or 9.9%, reflecting the increase in deposits from the prior year. The amortization of purchased mortgage loan servicing rights decreased $496,000, or 62.5%, from the prior year due to large packages of servicing rights purchased in prior years becoming fully amortized at the end of 1994. Telephone expense increased $296,000, or 29.5%, as a result of the installation of an automated response telephone system and the introduction of a staffed bank-by-phone customer service department. In addition, the 1994 expense was reduced by $130,000 in vendor credits which did not recur in 1995. Increases in other categories of overhead expenses are generally the result of increases in the costs related to purchased services.
         Restructuring charges of $1,000,000 incurred in the first six months of 1994 were for consultant fees related to the restructuring plan previously discussed.

Income Tax Provision
         The provision for income tax increased $1,866,000 in the six months ended June 30, 1995, compared to the corresponding period of 1994. The increase in the income tax provision was principally the net result of an increase of $4,883,000 in pre-tax income and a decrease of $463,000 in tax-exempt income.
         The effective income tax rate on income before taxes is lower than the combined statutory federal and state rates primarily because interest earned on investments in debt instruments of states, counties, and municipalities is exempt from federal income tax and may be exempt from state income tax. Substantially all income earned on securities of the United States government or its agencies is exempt from state income taxes.

Cumulative Effect of  a Change in Accounting Method
         Effective January 1, 1994, UCB adopted Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," which requires the accrual of expenses for the estimated cost of benefits provided for employees after employment but before retirement. The adoption of FAS 112 required immediate recognition of the actuarially determined liability for postemployment benefits which amounted to $529,000 at December 31, 1993. The mandatory adoption of FAS 112 resulted in a charge against net income of $316,000, net of deferred income taxes, which was recorded as a cumulative effect of a change in accounting method during the first quarter of 1994.

Results of Operations - Three Months Ended June 30, 1995, Compared to 1994
Summary
         Net income for the three months ended June 30, 1995, amounted to $10,614,000, or $.72 per share, compared to $9,012,000, or $.61 per share, for the second quarter of 1994. The 1995 operating results represent an increase of $1,602,000, or 17.8%, over the second quarter of 1994 (18.0% increase in earnings per share). The increase in earnings was primarily the result of increased tax-equivalent net interest income as a result of growth in average earning assets.

Net Interest Income
         Net interest income increased $2,876,000 (8.0%) in the second quarter of 1995 compared to 1994. This was the net result of an increase of $416,965,000 (14.1%) in the average level of earning assets, an increase of .82% in the overall tax-equivalent yield on earning assets, combined with an increase of $382,702,000 (15.9%) in the average balance of interest-bearing liabilities, and an increase of 1.29% in the average rate paid on interest-bearing liabilities. The tax-equivalent net interest yield on average earning assets declined to 4.72% in the second quarter of 1995 from 5.01% in the same period of 1994 due primarily to the increased cost of deposits relative to the increase in yields on earning assets as more fully discussed in the six month discussion of operations.

Provision for Credit Losses
         The provision for credit losses increased $111,000 (10.7%) to $1,150,000 in the second quarter of 1995 compared to 1994. The increase was due to growth in loans during the 1995 quarter compared to the prior year. Net credit losses for the three months ended June 30, 1995, were $990,000, or .15% of average loans on an annualized basis, compared to $725,000, or .13% of average loans, on an annualized basis in 1994.

Noninterest Income and Expense
         Noninterest income decreased $137,000 (1.2%) during the second quarter of 1995 compared to 1994. Service charges on deposit accounts decreased $175,000 (3.0%) from the prior year due to a decrease in revenues from commercial accounts as discussed in connection with the six-month operating results. Discount brokerage fees decreased $103,000, or 17.9%, due to a decrease in trading volume. Commissions from the general insurance agency operations increased $239,000, or 49.2% as a result of the insurance agency acquisitions previously mentioned. Gains on the origination of mortgage loans for sale in the secondary market amounted to $154,000 in the second quarter of 1995, compared to gains of $76,000 realized in the same period of 1994.
         Noninterest expense increased $92,000 (.3%) during the three months ended June 30, 1995, compared to 1994. This was mainly the result of those factors covered in the six-month discussion.

Financial Condition
         The financial condition of the Corporation, with respect to liquidity and dividends at June 30, 1995, has not changed significantly since December 31, 1994. At June 30, 1995, stockholders' equity amounted to 7.58% of total assets compared to 7.91% at December 31, 1994. At June 30, 1995, UCB had a ratio of core capital to weighted risk assets of approximately 10.04% and a ratio of total capital to weighted risk assets of approximately 11.29%, computed using the Federal Reserve guidelines for risk-based capital requirements, and a ratio of quarter-end core capital to average total assets for the three months ended June 30, 1995, of 7.36%.
         On an annualized basis, net operating income as a percentage of average stockholders' equity amounted to 15.40% for the first six months of 1995 compared to 14.02% for the same period of 1994. Cash dividends declared represented 33.41% of net operating income in the first half of 1995 compared to 31.69% for the six months ended June 30, 1994.
         At June 30, 1995, UCB did not own any securities which were considered structured notes by regulatory authorities.
         At June 30, 1995, UCB owned debt securities that had not been rated by a rating agency with a book value of $1,634,000. In addition, debt securities with a book value of $267,000 were owned at June 30, 1995, that had less than investment-grade ratings. Included in the unrated securities were bonds with a book value of $1,283,000 that are collateralized by U.S. government securities. Substantially all of these investments were securities issued by municipalities located within UCB's market area. It is management's opinion that no more than a normal risk of loss exists on these securities.

Accounting and Regulatory Issues
         As previously reported, UCB was required to adopt the provisions of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," which requires the accrual of expenses for the estimated cost of benefits provided for employees after employment but before retirement. The adoption of FAS 112 required immediate recognition of the actuarially determined liability for postemployment benefits which amounted to $529,000 at December 31, 1993. The adoption of FAS 112 resulted in a charge against net income of $316,000, net of deferred income taxes which was recorded as a cumulative effect of a change in accounting method during the first quarter of 1994.
         As previously reported, UCB was required to adopt the provisions of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," which was issued in May 1993. This statement amends FAS 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of a receivable when assessing the need for a loss accrual; and FAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of the restructuring. In October 1994, the Financial Accounting Standards Board issued Financial Accounting Standards No. 118 (FAS
118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." FAS 118 revises FAS 114 to permit companies to use their existing income recognition policies with respect to impaired loans rather than those set forth in FAS 114 and requires a creditor to disclose certain information concerning income recognition on impaired loans. FAS 114 was also adopted effective January 1, 1995. UCB had previously measured loan impairment generally pursuant to the methods prescribed in FAS 114. As a result, no additional reserves for credit losses were required as the result of adoption of FAS 114. As previously noted, effective April 1, 1995, UCB adopted the provisions of Financial Accounting Standards No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement amends certain provisions of FAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. Under FAS 65, the cost of originated mortgage service rights was not recognized as an asset and was charged to earnings when the related loan was sold. As a result of adopting FAS 122, beginning April 1995, the estimated fair values of the rights to service mortgage loans for others have been capitalized on loans originated by UCB. This resulted in an increase in the gains on the sale of mortgage loans into the secondary market totaling $79,000 through June 30, 1995.
         FAS 122 has a different cost allocation methodology than FAS 65 for purchased mortgage servicing rights. FAS 65 allocated such costs incurred in excess of the market value of the loans without the servicing rights, whereas FAS 122 allocates costs based on the relative market values of the purchased servicing rights and the related loans. The application of the FAS 122 cost allocation method to purchased mortgage servicing rights acquired during the three months ended June 30, 1995, was not material.
         FAS 122 also requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The adoption of FAS 122 resulted in no impairment adjustments to capitalized mortgage servicing rights.
         In March 1995, the FASB issued Financial Accounting Standards No. 121 (FAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value less costs to sell. Adoption of FAS 121 is required for fiscal years beginning after December 15, 1995. While the effect has not yet been determined, adoption of this standard is not expected to have a material impact on UCB's financial position or operating results.
         In addition to the accounting standards discussed above, the FASB has issued an exposure draft entitled: "Accounting for Stock-based Compensation." UCB has not determined what effect, if any, the proposed standard will have on its consolidated financial position or operating results.
         UCB and its subsidiaries are subject to regulation and examination by state and federal bank regulatory agencies and are subject to the accounting and disclosure requirements of the Securities and Exchange Commission. There are no pending material regulatory recommendations or actions concerning UCB with which management has not complied.

                                   SIGNATURE




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     UNITED CAROLINA BANCSHARES CORPORATION



August 8, 1995                          By /s/ John F. Watson
                                               --------------------------
                                               Controller



August 8, 1995                          By /s/ Ronald C. Monger
                                               --------------------------
                                               Executive Vice President &
                                               Chief Financial Officer