Form 10-Q
period 1995-09-30
UNITED CAROLINA BANCSHARES CORP
filed 1995-10-27
CIK 101090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1995

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     As of October 26, 1995, there were 14,768,740 outstanding shares of Registrant's $4.00 par value common capital stock which is the only class of securities issued by the Registrant.


                                                               Total of 32 pages

PART I - FINANCIAL INFORMATION
Item 1:  Financial Statements

             United Carolina Bancshares Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                                   September 30,   December 31,
                                                       1995            1994
                                                   -------------   ------------
                                                          (In thousands)
Assets:
   Cash and due from banks - noninterest-bearing   $    142,793    $    147,450
   Federal funds sold and other short-term
     investments                                        111,820          82,250
   Securities available for sale (amortized
     costs of $536,154,000 in 1995 and
     $383,913,000 in 1994)                              537,859         376,913
   Investment securities (approximate
     market values of $230,147,000 in
     1995 and $202,372,000 in 1994)                     228,307         208,249
   Loans, net of unearned income                      2,635,535       2,418,158
      Less reserve for credit losses                    (40,493)        (38,681)
                                                   ------------    ------------
              Net loans                               2,595,042       2,379,477
                                                                   ------------
   Premises and equipment                                53,700          52,585
   Other assets                                          97,122          84,714
                                                   ------------    ------------
              Total assets                         $  3,766,643    $  3,331,638
                                                   ============    ============

Liabilities and stockholders' equity:
   Deposits:
      Noninterest-bearing demand deposits          $    539,532    $    515,403
      Interest-bearing deposits:
         NOW, savings, and money market deposits      1,248,235       1,145,717
         Certificates of deposit of
           $100,000 or more                             179,972         186,448
         Other time deposits                          1,430,467       1,093,031
                                                                   ------------
              Total deposits                          3,398,206       2,940,599
   Short-term borrowings                                 28,552          86,228
   Mortgages and other notes payable                      2,981           2,305
   Other liabilities                                     44,589          39,017
                                                   ------------    ------------
              Total liabilities                       3,474,328       3,068,149
                                                   ------------    ------------
   Stockholders' equity:
      Preferred stock, par value $10 per share:
         Authorized 2,000,000 shares; none issued
      Common stock, par value $4 per share:
         Authorized 40,000,000 shares; issued
           14,768,740 shares in 1995 and
           14,700,066 shares in 1994                     59,075          58,800
      Surplus                                            42,441          42,505
      Retained earnings                                 190,045         167,477
      Unrealized gains (losses) on securities
        available for sale, net of deferred
        income taxes                                        754          (5,293)
                                                   ------------    ------------
               Total stockholders' equity               292,315         263,489
                                                   ------------    ------------
               Total liabilities and
                 stockholders' equity              $  3,766,643    $  3,331,638
                                                   ============    ============


See accompanying Notes to Consolidated Financial Statements

             United Carolina Bancshares Corporation and Subsidiaries
                        Consolidated Statements of Income

                                             Three Months Ended        Nine Months Ended
                                               September 30,             September 30,
                                          -----------------------   -----------------------
                                             1995         1994         1995         1994
                                          ----------   ----------   ----------   ----------
                                                    (Dollars in thousands except
                                                          per share amounts)
Interest income:
   Interest on loans                      $   61,635   $   51,383   $  177,917   $  146,882
Interest and dividends on:
      Taxable securities                      10,042        6,198       24,922       18,347
      Tax-exempt securities                      912        1,168        2,862        3,749
   Interest on federal funds sold and
       other short-term investments            1,840          545        4,808          871
                                          ----------   ----------   ----------   ----------
           Total interest income              74,429       59,294      210,509      169,849
                                          ----------   ----------   ----------   ----------
Interest expense:
   Interest on deposits                       33,929       21,505       91,137       60,484
   Interest on short-term borrowings             441          665        2,093        1,916
   Interest on long-term borrowings               45           39          125          125
                                                                                 ----------
           Total interest expense             34,415       22,209       93,355       62,525
                                          ----------   ----------   ----------   ----------
Net interest income                           40,014       37,085      117,154      107,324
Provision for credit losses                    1,000          809        4,400        2,771
                                                                                 ----------
Net interest income after provision for
    credit losses                             39,014       36,276      112,754      104,553
                                          ----------   ----------   ----------   ----------

Noninterest income:
   Service charges on deposit accounts         5,658        5,681       16,682       17,000
   Trust income                                1,168        1,263        3,844        3,835
   Insurance commissions                       1,452          864        3,622        2,532
   Mortgage banking fees                       1,179          788        2,939        2,718
   Brokerage and annuity commissions             616          574        1,686        1,816
   Other service charges, commissions,
     and fees                                  1,380        1,304        3,627        3,604
   Gains on mortgages originated
     for resale                                  255           53          439          308
   Gains on trading account securities             2            2            3            7
   Gains on dispositions of investment
     securities                                    4         --              7            5
   Other operating income                        188          169          506          620
                                          ----------   ----------   ----------   ----------
           Total noninterest income           11,902       10,698       33,355       32,445
                                          ----------   ----------   ----------   ----------
Noninterest expenses:
   Personnel expense                          18,609       18,550       54,733       54,740
   Occupancy expense                           2,325        2,409        6,673        6,843
   Equipment expense                           1,614        1,479        4,720        4,557
   Other operating expenses,
     excluding restructuring charges           8,626        9,446       27,768       27,178
   Restructuring charges                        --            300         --          1,300
                                          ----------   ----------   ----------   ----------
           Total noninterest expenses         31,174       32,184       93,894       94,618
                                          ----------   ----------   ----------   ----------
Income before income taxes                    19,742       14,790       52,215       42,380
   Income tax provision                        7,288        5,443       19,027       15,316
                                          ----------   ----------   ----------   ----------
Income before cumulative effect
   of a change in accounting method           12,454        9,347       33,188       27,064
   Cumulative effect of a change in
     accounting method                          --           --           --           (316)
                                          ----------   ----------   ----------   ----------
Net income                                $   12,454   $    9,347   $   33,188   $   26,748
                                          ==========   ==========   ==========   ==========

Per share data:
   Income before cumulative effect of
      a change in accounting method       $      .84   $      .64   $     2.25   $     1.85
                                          ==========   ==========   ==========   ==========
   Net income                             $      .84   $      .64   $     2.25   $     1.83
                                          ==========   ==========   ==========   ==========
   Cash dividends declared                $      .25   $      .22   $      .72   $      .62
                                          ==========   ==========   ==========   ==========
   Book value at end of period            $    19.79   $    18.11   $    19.79   $    18.11
                                          ==========   ==========   ==========   ==========
Average number of shares outstanding      14,768,740   14,668,354   14,743,956   14,649,384
                                          ==========   ==========   ==========   ==========

See accompanying Notes to Consolidated Financial Statements

             United Carolina Bancshares Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 1995 and 1994



                                                                                   Unrealized
                                      Common Stock                                    Gains
                                ------------------------                           (Losses) on
                                 Number of     Aggregate                           Securities        Total
                                  Shares          Par                  Retained     Available     Stockholders'
                                Outstanding      Value      Surplus    Earnings     For Sale         Equity
                                -----------    ---------    -------    --------    -----------    -------------
                                                      (Dollars in thousands)

Balance, January 1, 1995         14,700,066    $  58,800    $42,505    $167,477    $    (5,293)   $     263,489
   Net income                          --           --         --        33,188           --             33,188
   Cash dividends declared,
      $.72 per share                   --           --         --       (10,620)          --            (10,620)
   Issuance of common stock:
     Stock option plan               24,461           98        149        --             --                247
     Insurance agency merger         44,213          177       (213)       --             --                (36)
   Unrealized gains on
     securities available
     for sale, net of
     applicable deferred
     income taxes                      --           --         --          --            6,047            6,047
                                -----------    ---------    -------    --------    -----------    -------------
Balance, September 30, 1995      14,768,740    $  59,075    $42,441    $190,045    $       754    $     292,315
                                ===========    =========    =======    ========    ===========    =============


Balance, January 1, 1994         14,625,641    $  58,503    $42,901    $149,666    $       845    $     251,915
   Net income                          --           --         --        26,748           --             26,748
   Cash dividends declared,
      $.62 per share                   --           --         --        (8,706)          --             (8,706)
   Issuance of common stock:
     Insurance agency merger         27,743          111       (346)       --             --               (235)
     By pooled bank prior
       to acquisition                39,060          156        240        --             --                396
   Retirement of common stock        (1,038)          (4)       (24)       --             --                (28)
   Unrealized losses on
     securities available
     for sale, net of
     applicable deferred
     income taxes                      --           --         --          --           (4,027)          (4,027)
                                -----------    ---------    -------    --------    -----------    -------------
Balance, September 30, 1994      14,691,406    $  58,766    $42,771    $167,708    $    (3,182)   $     266,063
                                ===========    =========    =======    ========    ===========    =============

See accompanying Notes to Consolidated Financial Statements

             United Carolina Bancshares Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                           1995         1994
                                                         ---------    ---------
                                                             (In thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
   Net income                                            $  33,188    $  26,748
   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization,
         net of accretion                                    6,880        5,813
      Provision for credit losses                            4,400        2,771
      Net (increase) decrease in loans
        originated for resale                              (14,345)      23,966
      Provision for deferred taxes and
        increase in taxes payable                            2,234           31
      Increase in accrued interest receivable               (5,077)      (2,637)
      (Increase) decrease in prepaid expenses                2,019       (2,024)
      Increase in other accounts receivable                  1,149          224
      Increase (decrease) in accrued
        interest payable                                     2,391          (54)
      Increase in accrued expenses                             536        3,906
      Increase (decrease) in deferred loan
        fees, net of deferred costs                           (357)          41
      Decrease in unearned income on loans                      (1)         (44)
      Other, net                                               231          185
                                                         ---------    ---------
           Total adjustments                                    60       32,178
                                                         ---------    ---------
           Net cash provided by operating
             activities                                     33,248       58,926
                                                         ---------    ---------
Cash flows from investing activities:
   Proceeds from maturities and issuer calls
     of securities available for sale                      402,319      125,594
   Proceeds from maturities and issuer calls
     of investment securities                               10,508        5,055
   Proceeds from sales of investment securities              3,810       18,000
   Purchases of securities available for sale             (554,624)    (111,736)
   Purchases of investment securities                      (34,733)      (2,625)
   Net increase in loans outstanding                      (179,210)    (158,467)
   Purchases of premises and equipment                      (1,807)      (2,472)
   Proceeds from sales of premises and equipment               151          318
   Purchases of mortgage loan servicing rights              (1,400)        (180)
   Sales of foreclosed assets                                1,093        2,019
   Purchase of branches, net of cash received              136,569         --
   Other, net                                               (2,571)      21,741
                                                         ---------    ---------
           Net cash used by investing activities          (219,895)    (102,753)
                                                         ---------    ---------
Cash flows from financing activities:
   Net increase  in deposit accounts                       278,935       74,097
   Net increase (decrease) in federal funds
     purchased                                               5,220      (16,845)
   Net increase (decrease) in securities
     sold under agreement to repurchase                    (39,270)       6,198
   Net increase (decrease) in other
     short-term borrowings                                 (23,626)      23,898
   Proceeds from issuance of long-term debt                    702         --
   Repayments of mortgages and other
     notes payable                                             (28)        (127)
   Issuance of  common stock                                   247          396
   Retirement of common stock                                 --            (28)
   Dividends paid                                          (10,620)      (8,706)
                                                         ---------    ---------
           Net cash provided  by financing
             activities                                    211,560       78,883
                                                         ---------    ---------
Net increase in cash and cash equivalents                   24,913       35,056
Cash and cash equivalents at beginning of period           229,700      171,238
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 254,613    $ 206,294
                                                         =========    =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
   Interest                                              $  90,964    $  62,579
                                                         =========    =========
   Income taxes                                          $  16,794    $  15,285
                                                         =========    =========
Significant noncash transactions:
   Loans transferred to real estate acquired
     in settlement of debt                               $   1,134    $   2,636
                                                         =========    =========
   Loans originated to facilitate the sale
     of foreclosed assets                                $     397    $    --
                                                         =========    =========
   Issuance of common stock in merger acquisitions       $      36    $     235
                                                         =========    =========
   Unrealized gains (losses) on securities
     available for sale                                  $   8,706    $  (6,538)
                                                         =========    =========

See accompanying Notes to Consolidated Financial  Statements

United Carolina Bancshares Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.
      Basis of Presentation:

      The accompanying consolidated financial statements, which are unaudited, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 1995, and the results of operations of United Carolina Bancshares Corporation and its subsidiaries for the three- and nine-month periods ended September 30, 1995 and 1994 and its cash flows for the nine-month periods ended September 30, 1995 and 1994. All adjustments made to the unaudited financial statements were of a normal recurring nature. The results of operations for the first nine months of 1995 are not necessarily indicative of the results of operations for the entire year.

Note 2.
      Securities:

      The following is a summary of the securities portfolios by major classification:

                                                                     September 30, 1995
                                                   ----------------------------------------------------
                                                                                            Approximate
                                                   Amortized      Unrealized   Unrealized     Market
                                                     Cost           Gains        Losses        Value
                                                   ---------      ----------   ----------   -----------
                                                                       (In thousands)
Securities available for sale:
United States government securities                $ 337,467      $    2,638   $      159   $   339,946
Obligations of United States government
  agencies and corporations                          160,140            --             37       160,103
Mortgage-backed securities                            28,306(1)           40          774        27,572(1)
Federal Home Loan Bank stock                          10,144            --           --          10,144
Other securities                                          97            --              3            94
                                                   ---------      ----------   ----------   -----------
    Total securities available for sale            $ 536,154      $    2,678   $      973   $   537,859
                                                   =========      ==========   ==========   ===========
Investment securities:
United States government securities                $ 164,402      $      215   $      553   $   164,064
Obligations of United States government
  agencies and corporations                            1,995               2           52         1,945
Obligations of states and political subdivisions      61,379           2,263           35        63,607
Other securities                                         531            --           --             531
                                                   ---------      ----------   ----------   -----------
    Total investment securities                    $ 228,307      $    2,480   $      640   $   230,147
                                                   =========      ==========   ==========   ===========

     (1) At September 30, 1995, UCB owned collateralized mortgage obligations issued by the Federal Home Loan Mortgage corporation (FHLMC) which had an amortized cost of $12,348,000 and a market value of $12,039,000. In addition, UCB owned collateralized mortgage obligations issued by the Federal National Mortgage Association (FNMA) which had an amortized cost of $13,417,000 and a market value of $13,023,000. UCB also owned collateralized mortgage obligations issued by a private issuer secured by mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA). These securities had an amortized cost of $430,000 and a market value of $459,000. Other mortgage-backed pass-through securities issued by various United States government agencies and corporations totaling $2,111,000 were also held at September 30, 1995. These securities had a market value of $2,051,000. At September 30, 1995, none of the collateralized mortgage obligations owned by UCB were considered high-risk mortgage securities under current regulatory guidelines.

Note 2.
     Securities - Continued:

                                                                    December 31, 1994
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
                                                   =========   ==========   ==========   ===========

     During the nine months ended September 30, 1995, investment securities with a book value of $3,807,000 were put back to the issuer. The decision to exercise the put option contained in the original bond purchase agreement was the result of the lowering of the debt ratings on these securities to a level below the minimum standards specified by UCB's investment policy. Gains of $3,000 were realized on this transaction.

Note 3.
      Loans:

      The consolidated loan portfolio is summarized by major classification as follows:

                                                  September 30,    December 31,
                                                      1995             1994
                                                  -------------    ------------
                                                          (In thousands)
Loans secured by real estate:
  Construction and land acquisition
    and development                               $     251,431    $    209,792
  Secured by nonfarm, nonresidential
    properties                                          543,685         515,281
  Secured by farmland                                    83,877          74,143
  Secured by multifamily residences                      59,748          60,923
                                                  -------------    ------------
     Total loans secured by real estate,
       excluding loans secured by
       1-4 family residences                            938,741         860,139
                                                  -------------    ------------
  Revolving credit secured by
    1-4 family residences                               128,794         116,672
  Other loans secured by 1-4 family
    residences                                          562,814         530,912
                                                  -------------    ------------
     Total loans secured by
       1-4 family residences                            691,608         647,584
                                                  -------------    ------------
     Total loans secured by real estate               1,630,349       1,507,723
Commercial, financial, and
  agricultural loans, excluding
  loans secured by real estate                          270,695         236,244
Loans to individuals for household,
  family, and other personal
  expenditures, excluding loans
  secured by real estate                                666,734         607,606
All other loans                                          68,389          67,573
                                                  -------------    ------------
     Total loans                                      2,636,167       2,419,146
Unearned income                                            (632)           (988)
                                                  -------------    ------------
     Loans, net of unearned income                $   2,635,535    $  2,418,158
                                                  =============    ============

Note 4.
      Nonperforming and Problem Assets:

      The following is a summary of nonperforming and problem assets:

                                                    September 30,   December 31,
                                                        1995            1994
                                                    -------------   ------------
                                                            (In thousands)

Foreclosed assets                                   $       5,366   $      5,296
Nonaccrual loans                                            5,750          5,200
                                                    -------------   ------------
    Total foreclosed assets
      and nonaccrual loans                                 11,116         10,496
Restructured loans (1)                                       --            8,823
                                                    -------------   ------------
    Total nonperforming assets                             11,116         19,319
Loans 90 days or more past due,
  excluding nonaccrual loans                                4,607          4,634
                                                    -------------   ------------
     Total problem assets                           $      15,723   $     23,953
                                                    =============   ============

     (1)  Represents  a  reduced  rate  loan   performing  in  accordance   with
restructured terms.

Note 5.
      Reserve for Credit Losses:

      The following table sets forth the analysis of the consolidated reserve for credit losses:

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                   --------------------    --------------------
                                     1995        1994        1995        1994
                                   --------    --------    --------    --------
                                                  (In thousands)

Balance, beginning of period       $ 40,856    $ 39,753    $ 38,681    $ 39,098
  Provision for credit losses         1,000         809       4,400       2,771
  Recovery of losses previously
    charged off                         441         478       2,418       1,371
  Losses charged to reserve          (1,804)     (1,421)     (5,006)     (3,621)
                                   --------    --------    --------    --------
Balance, end of period             $ 40,493    $ 39,619    $ 40,493    $ 39,619
                                   ========    ========    ========    ========


Note 6.
      Short-Term Borrowings:

      The following table sets forth certain data with respect to UCB's short-term borrowings:

                                            September 30, 1995                              December 31, 1994
                                --------------------------------------------   --------------------------------------------
                                            Securities              Federal                Securities              Federal
                                            Sold Under   Treasury     Home                 Sold Under    Treasury    Home
                                 Federal    Agreement    Tax and      Loan      Federal    Agreement     Tax and     Loan
                                  Funds         to        Loan        Bank       Funds         to         Loan       Bank
                                Purchased   Repurchase    Notes     Advances   Purchased   Repurchase     Notes    Advances
                                ---------   ----------   --------   --------   ---------   ----------   --------   --------
                                                                   (Dollars in thousands)
Balance outstanding at end
  of period                     $  15,960   $    8,342   $  4,250   $   --     $  10,740   $   47,612   $  2,876   $ 25,000
Maximum amount outstanding
  at any month-end during
  the period                       18,845       28,216      4,250     25,000      52,095       47,612      4,115     25,000
Average balance outstanding
  during the period                15,886       12,931      3,173     15,568      19,626       22,486      2,169     22,068
Average interest rate paid
  during the period                 5.74%        5.50%      5.49%      6.44%       3.84%        4.02%      5.78%      4.54%
Average interest rate payable
  at end of period                  6.00%        5.34%      5.82%       N/A%       5.30%        5.39%      5.25%      6.43%


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

Note 6.
      Short-Term Borrowings - Continued:

      Treasury Tax and Loan Notes consist of the balances outstanding in UCB's subsidiary banks' treasury tax and loan depository note accounts that are payable on demand to the United States Treasury and collateralized by qualified debt securities. Interest on borrowings under these arrangements is payable monthly at 1/4% below the average federal funds rate as quoted by the Federal Reserve Board.

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


Note 7.
      Mortgages and Other Notes Payable:

      Mortgages payable totaled $123,000 at September 30, 1995, and $145,000 at December 31, 1994. The mortgages bear interest at annual rates ranging from 8.75% to 10% and are collateralized by premises with book values of approximately $471,000 at September 30, 1995, and $476,000 at December 31, 1994. The mortgages are payable primarily in monthly installments totaling approximately $3,000, including interest.

      Other notes payable totaled $125,000 at September 30, 1995, and December 31, 1994, and consisted of an unsecured note payable which bears interest at an annual rate of 12%, payable monthly, with the principal due March 1, 1996.

      Advances from the Federal Home Loan Bank of Atlanta with initial maturities of more than one year totaled $2,733,000 at September 30, 1995, and $2,035,000 at December 31, 1994. The advances are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences and bear interest at rates ranging from 3.50% to 8.30%, payable monthly, with principal due in various maturities.


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

Note 9.
      Supplementary Income Statement Information:

      The following is a breakdown of items included in "Other operating expenses, excluding restructuring charges" on the consolidated statements of income:

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       -------------------    ------------------
                                        1995        1994       1995       1994
                                       -------     -------    -------    -------
                                                      (In thousands)
Other operating expenses:
  FDIC deposit insurance
    premiums                           $   (73)    $ 1,565    $ 3,232    $ 4,572
  Professional services                    802         775      2,305      2,480
  Advertising and marketing              1,067         907      3,152      2,835
  Postage and delivery                     984         841      2,769      2,481
  Data processing fees and
    software expense                     1,229       1,288      3,630      3,158
  Printing, stationery, and
    supplies                               821         726      2,697      2,017
  Telephone expense                        762         596      2,060      1,598
  Travel expense                           445         455      1,286      1,414
  Amortization of capitalized
    mortgage servicing rights              175         377        472      1,170
  Insurance and taxes, other
    than taxes on income                   293         303        890        899
  Noncredit losses                         362         256      1,008        730
  Contributions                             71         354        223        569
  Amortization of goodwill                 171         203        512        614
  Amortization of purchased
    deposit-base premiums                  640          32        887         95
  Other expenses                           877         768      2,645      2,546
                                       -------     -------    -------    -------
      Total other operating
        expenses, excluding
        restructuring charges          $ 8,626     $ 9,446    $27,768    $27,178
                                       =======     =======    =======    =======

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

Note 11.
      Cumulative Effect of a Change in Accounting Method:

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


Note 13.
      Legal Proceedings:

      Various legal proceedings are pending or threatened against UCB and its subsidiaries. All the foregoing are routine proceedings, pending or threatened, which are incidental to the ordinary course of UCB's and its subsidiaries' businesses. In the judgment of management and its counsel, none of such pending or threatened legal proceedings will have a material adverse effect on the consolidated operations, liquidity, or financial position of UCB and its subsidiaries.


Note 14.
      Mergers and Acquisitions:

      On April 28, 1995, UCB issued 44,213 shares of common stock to consummate the acquisition by merger of United Agencies, Inc., a general insurance agency located in Wilmington, North Carolina. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.

      On May 19, 1995, UCB's North Carolina subsidiary bank purchased twelve branch offices from subsidiaries of Southern National Corporation. As a part of the transaction, UCB purchased $26.8 million in loans and assumed $178.7 million

Note 14.
      Mergers and Acquisitions - Continued:

in deposits.  A premium of $12.3 million was paid on the assumed deposit base.

      On July 24,  1995,  UCB  reached  an  agreement  in  principle  to acquire
Seaboard Savings Bank, SSB, ("Seaboard") headquartered in Plymouth, North Carolina in a merger transaction to be accounted for as a pooling-of-interests. Seaboard operates three branch offices: one each in Plymouth, Williamston, and Columbia. As of September 30, 1995, Seaboard reported total assets of $47.7 million, total loans of $37.0 million, and total deposits of $40.2 million. On October 19, 1995, UCB executed a definitive merger agreement with Seaboard. Under terms of the agreement, UCB will exchange .9104 shares of common stock for each of Seaboard's shares of common stock. The aforementioned exchange rate is subject to adjustment for increases above or decreases below predetermined levels in registrant's average stock price per share during the thirty trading days immediately preceding the date of issuance of the FDIC's final order approving the merger. Completion of the transaction, which is anticipated to occur in the first half of 1996, is subject to a number of conditions, the affirmative vote of the shareholders of Seaboard and approval by applicable regulatory authorities.

      On October 19, 1995, UCB executed a definitive merger agreement with Triad Bank ("Triad") headquartered in Greensboro, North Carolina, which provides for the merger of Triad into UCB's North Carolina Subsidiary Bank in a transaction to be accounted for as a pooling-of-interests. Triad operates eight branch offices in Greensboro, two branch offices in Winston-Salem, and one in Asheboro, North Carolina. At September 30, 1995, Triad had total assets of $199.2 million, total deposits of $181.3 million, loans of $128.2 million, and stockholders' equity of $15.0 million. Under terms of the agreement, UCB will exchange .5694 shares of common stock for each share of Triad common stock. If, however, the average market value of UCB's common stock should be outside of a specified range for the 30 trading days prior to the meeting of Triad's shareholders held to consider the proposed merger, the number of UCB shares exchanged for each Triad share could increase to .625 or decrease to .5324. Completion of the transaction, which is anticipated to occur in the first half of 1996, is subject to a number of conditions including the affirmative vote of the shareholders of Triad and approval by applicable regulatory authorities.


Note 15.
      Restructuring Charges:

     In October 1994, the Boards of Directors of UCB and its bank subsidiaries, United Carolina Bank and United Carolina Bank of South Carolina, approved a plan to restructure the operations of the aforementioned bank subsidiaries to streamline procedures in a manner that would enhance the quality of financial services provided to customers and reduce future operating costs. The major elements of the plan included staffing level changes at all branches to better match customer arrival patterns, a reduction in full-time staff positions as a result of the centralization of certain functions and automation of many labor-intensive tasks, and the consolidation or divestiture of certain branch offices. An estimated $8 million to $10 million increase in annual pre-tax earnings is projected as a result of the restructuring, substantially all of

Note 15.
      Restructuring Charges - Continued:

which is anticipated to be realized by 1996. The estimated increase in pre-tax earnings from the restructuring is to be derived principally from cost savings due to personnel reductions, most of which will be from the streamlining of branch office staff.


      The following is a summary of the accrued restructuring charges at September 30, 1995:



                                      Accrued                      Accrued
                                    Liability at     Amounts     Liability at
                                    December 31,      Paid       September 30,
                                        1994       During 1995       1995
                                    ------------   -----------   -------------
                                                  (In thousands)

Retirement benefits                 $        177   $       177   $        --
Severance benefits                           315           283              32
                                    ------------   -----------   -------------
    Total personnel costs                    492           460              32
Professional fees relating to
    restructuring plan                        20            14               6
Loss on divestiture or closing of
    branch operations                        801           655             146
                                    ------------   -----------   -------------
    Total restructuring charges     $      1,313   $     1,129   $         184
                                    ============   ===========   =============

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine Months Ended September 30, 1995, Compared to 1994

Summary
         Income before the cumulative effect of a change in accounting method totaled $33,188,000 for the nine months ended September 30, 1995, compared to $27,064,000 for the same period of 1994, an increase of 22.6%. On a per share basis, income before the cumulative effect of a change in accounting method amounted to $2.25 in the first nine months of 1995, an increase of 21.6% over the $1.85 per share earned in the first nine months of 1994. Net income for the nine months ended September 30, 1994, including the cumulative effect of a required change in accounting for postemployment benefits, amounted to $26,748,000, or $1.83 per share. The increase in income before the cumulative effect of a change in accounting method realized in 1995 was primarily due to increased tax-equivalent net interest income as a result of growth in average earning assets.

Net Interest Income
         Net interest income increased $9,830,000, or 9.2%, for the nine months ended September 30, 1995, compared to the first three quarters of 1994. This was the result of an increase of $371,610,000, or 12.6%, in the level of average earning assets with an increase of .75% in the overall tax-equivalent yield, combined with an increase of $333,532,000, or 13.9%, in the average balance of interest-bearing liabilities with an increase of 1.08% in the average rate paid. The May 19, 1995, purchase of twelve branch offices from subsidiaries of Southern National Corporation, including the purchase of certain loans and the assumption of applicable deposit liabilities, resulted in an increase of $79,395,000 in average earning assets and $81,707,000 in average interest-bearing liabilities for the nine months ended September 30, 1995.
         The net tax-equivalent yield on earning assets decreased to 4.80% in the first three quarters of 1995 from 4.98% in the same period of 1994.
Increased   competition   for  core   deposits   and   changes  in  the  mix  of
interest-bearing deposits to a higher percentage of consumer certificates of deposit and a lower percentage of NOW, savings, and money market deposits have resulted in the average rate paid on interest-bearing deposits increasing by 1.07% in the first nine months of 1995 compared to 1994 while the yield on average earning assets increased by .75% in the same measurement period. In addition, an increase in the percentage of average earning assets funded by interest-bearing liabilities from the prior year and a change in the mix of average earning assets both had adverse effects on the net tax-equivalent yield on earning assets in 1995 as compared to 1994. The percentage of average earning assets funded by interest-bearing liabilities increased to 82.55% in the first three quarters of 1995 from 81.64% in the comparable period of 1994 while the percentage of average earning assets comprised of loans declined to 77.0% for the nine months ended September 30, 1995, compared to 78.2% the prior year.
         Interest income from loans increased $31,035,000, or 21.1%, over the first nine months of 1994 due to an increase in average loans outstanding of $249,620,000, or 10.9%, and an increase in the tax-equivalent yield to 9.35% from 8.55% in 1994. The increase in the yield on the loan portfolio for 1995 was primarily the result of a higher prevailing prime lending rate which averaged 8.86% during the first three quarters of 1995 compared to 6.81% in the first nine months of 1994. Approximately 38% of UCB's loans outstanding at September 30, 1995, had floating interest rates, most of which varied with the prime rate.
         Interest income from investment securities and securities available for sale for the first nine months of 1995 increased $5,688,000, or 25.7%, from the first nine months of 1994. This was due to an increase in the tax-equivalent yield on the aggregate portfolio to 5.97% from 5.25% a year earlier, primarily due to higher rates earned on U.S. government securities, and an increase in the aggregate average balance of investment securities and securities available for sale of $43,613,000, or 7.1%, from the corresponding period of 1994.
         Interest income from federal funds sold and other short-term investments totaled $4,808,000 in the first three quarters of 1995, an increase of $3,937,000 over the same period of 1994. This was the result of an increase of $78,377,000 in the average balances invested and an increase in the average yield to 6.01% for the first nine months of 1995 from 4.08% in 1994.
         Interest expense on deposits increased $30,653,000, or 50.7% in the nine months ended September 30, 1995, compared to 1994. The average balance of interest-bearing deposits increased $352,936,000, or 15.1%, in the first three quarters of 1995 compared to 1994 (as noted earlier, $81,707,000 of the increase was the result of deposits assumed as a part of the twelve branch offices purchased on May 19, 1995). This was the result of an increase of $314,337,000, or 35.7%, in the average balances of certificates of deposit less than $100,000 and an increase of $36,218,000, or 23.1%, in certificates of deposit of $100,000 or more. The average balances of NOW, savings, money market accounts, and other time deposits remained relatively unchanged, increasing $2,381,000, or .2%, compared to the prior year. The change in the mix of deposits coupled with the previously mentioned increased competition for deposits combined to increase the average rate paid on average interest-bearing deposits to 4.54% for the first three quarters of 1995 from 3.47% in the same period of 1994.
         The average interest rate paid on short- and long-term borrowings during the first nine months of 1995 increased to 5.88% from 3.91% in 1994, principally due to the increase in rates on Federal Funds purchased and securities sold under agreement to repurchase. The average balances of borrowed funds decreased by $19,404,000 in the first three quarters of 1995 from the corresponding period of 1994.

 Provision and Reserve for Credit Losses
         The provision for credit losses amounted to $4,400,000 for the nine months ended September 30, 1995, compared to $2,771,000 in 1994. The increase in the 1995 provision was primarily due to the increase in loans outstanding. Net credit losses amounted to $2,588,000, or .14% of average loans outstanding, on an annualized basis, during the first nine months of 1995 compared to $2,250,000, or .13% of average loans outstanding, on an annualized basis, for the comparable period of 1994.
         Nonperforming assets (foreclosed assets, nonaccrual loans, and restructured loans) declined to $11,116,000, or .42% of loans and foreclosed assets, at September 30, 1995, from $19,319,000, or .80% of loans and foreclosed assets, at December 31, 1994, primarily due to the repayment of a restructured loan which had an unpaid balance of $8,823,000 at year-end 1994. Loans 90 days or more past due that continue to accrue interest declined to $4,607,000 at September 30, 1995, from $4,634,000 at December 31, 1994.
         Effective January 1, 1995, UCB adopted Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan" and Financial Accounting Standards No. 118 (FAS 118), "Accounting by Creditors for Impairment of a loan - Income Recognition and Disclosure." These statements amended FAS 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of a receivable when assessing the need for a loss accrual; and FAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of the restructuring. At September 30, 1995, the recorded investment in loans that are considered impaired under FAS 114 was $18,647,000 (of which $4,633,000 were on a nonaccrual basis). Included in this amount was $13,368,000 of impaired loans for which $2,250,000 of the reserve for credit losses was assigned. The average recorded investment during the first nine months of 1995 in loans classified as impaired at September 30, 1995, was approximately $19,218,000. For the nine months ended September 30, 1995, UCB recognized interest income on these impaired loans of $726,000 which included $558,000 of interest income recognized using the cash basis of accounting. Prior to January 1, 1995, UCB measured loan impairment in a manner generally consistent with the methods prescribed in FAS 114 and, as a result, no additional reserves for credit losses were required as a result of adoption of this accounting standard.
         The reserve for credit losses amounted to $40,493,000, or 1.54% of loans outstanding, at September 30, 1995, compared to $38,681,000, or 1.60% of loans outstanding, at December 31, 1994. In determining the level of the reserve for credit losses, management takes into consideration loan volumes and outstandings, loan loss experience, risk ratings assigned to nonconsumer loans, impaired loans, the present and expected economic conditions in general, and, in particular, how such conditions relate to UCB. In management's opinion, UCB's reserve for credit losses was adequate to absorb losses from the loan portfolio at September 30, 1995; however, adverse changes in the economic conditions in UCB's market area could lead to a decline in the overall quality of the loan portfolio and necessitate future additions to the reserve for credit losses. Also, examiners from bank regulatory agencies periodically review UCB's loan portfolio and may require the corporation to charge off loans and/or increase the reserve for credit losses to reflect their assessment of the collectibility of loans in the portfolio based on information available to them at the time of their examination.

Noninterest Income and Expense
         Total noninterest income increased $910,000, or 2.8%, in the first nine months of 1995 over the same period of 1994. Service charges on deposit accounts decreased $318,000, or 1.9%, principally due to lower revenues from commercial checking accounts as a result of higher earnings credit rates. Other service charges, commissions, and fees increased $1,213,000 to $15,718,000 during the first three quarters of 1995 primarily due to increases in insurance commissions, fees for the use of automated teller machines, and mortgage banking fees. Commissions from the general insurance agency operations increased $1,057,000, or 75.6%, primarily as the result of mergers with an insurance agency in Charlotte, North Carolina, in November 1994 and an insurance agency in Wilmington, North Carolina, in April 1995. Fees collected for the use of UCB's automated teller machines by depositors of other institutions increased $104,000, or 12.8%, due to increased transaction volume. Mortgage banking fees increased $221,000, or 8.1%, due to an increase in loan originations. These increases in fees were partially offset by decreases in brokerage and annuity commissions which declined $130,000, or 7.2%, due to a lower trading volume.
         Gains on sales of mortgage loans into the secondary market amounted to $439,000 in the nine-month period of 1995 compared to gains of $308,000 a year ago. The gains in 1995 include $334,000 recorded pursuant to the prospective adoption of the provisions of Financial Accounting Standards No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," effective April 1, 1995. This statement amends certain provisions of FAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. Under FAS 65, the cost of originated mortgage servicing rights was not recognized as an asset and was charged to earnings when the related loan was sold. As a result of adopting FAS 122, beginning April 1995, the estimated fair values of the rights to service mortgage loans for others have been capitalized on loans originated by UCB.
         Total noninterest expenses declined $724,000, or .8%, in the nine months ended September 30, 1995, compared to the same period of 1994. The 1994 total included $1,300,000 in consulting fees related to the development of the restructuring plan announced in October 1994. Total personnel expense declined $7,000 in the nine month period of 1995 compared to 1994. Total salaries decreased by $227,000, or .6%, in the first nine months of 1995 due to increases in base compensation being more than offset by a decrease of 228, or 11.6%, in the average number of full-time equivalent employees. The reduction in the average number of full-time equivalent employees was principally due to the previously mentioned restructuring plan which included the consolidation or sale of fifteen branch offices, staffing level changes at all branches, and the centralization of certain functions. The reduction in salaries was offset by increases of $334,000 in temporary employment fees, as a result of temporary staffing changes made in conjunction with the reorganization, and an increase of $124,000 in management incentive compensation expense.
         Occupancy expense decreased $170,000, or 2.5%, during the first nine months of 1995 as compared to 1994. Depreciation expense decreased $141,000, or 9.8%, while repairs and maintenance decreased $137,000, or 8.7%, and utilities expense declined $19,000, or 1.7%. These decreases were primarily due to the elimination of branch locations as a part of implementing the restructuring plan referred to above.
         Equipment expense increased $163,000, or 3.6%, for the first three quarters of 1995 as compared to the same period of 1994. Depreciation expense increased $30,000, or 1.3%, and repairs and maintenance expense increased $25,000, or 1.6%. Purchases of noncapitalized furniture and equipment increased $74,000, or 27.4%, primarily due to purchases of communication equipment.
         Other operating expenses increased $590,000, or 2.2%, during the first nine months of 1995 as compared to 1994. The most significant factor affecting other operating expenses was a reduction in deposit insurance premiums which decreased $1,340,000, or 29.3%, from the nine-month period of 1994. This was due to a reduction in the assessment rate from $.23 to $.04 per $100 of deposits that was adopted by the Federal Deposit Insurance Corporation in September retroactive to June 1, 1995, and resulted in UCB's receipt of $1,729,000 in premium rebates that were applicable to the June 1 through September 30 period of 1995. Marketing and business development expenses increased $317,000, or 11.2%, primarily due to increased advertising related to campaigns designed to increase commercial loan volume and deposit balances. Professional services expense for the first three quarters decreased $175,000, or 7.1%. The current year's expenses were reduced by legal fees refunded in a bankruptcy proceeding involving a current customer, while 1994 professional services included expenses applicable to UCB's acquisitions by merger of Bank of Iredell and Sanford Real Estate, Loan & Insurance.
         Outside data processing fees increased $472,000, or 14.9%, compared to 1994 due to increased software amortization expense ($680,000, or 245.9% increase), increases in purchases of noncapitalized software ($112,000, or 87.0%), and increased costs related to processing credit card transactions ($81,000, or 9.9 % increase). The increases in software amortization and purchases of noncapitalized software expense reflect the purchase of computer software related to the automation of certain labor-intensive tasks as part of the previously discussed restructuring plan. The credit card processing expense for 1994 reflects credits received from vendors for the volume of transactions processed and for new contract agreements. These increases were partially offset by a decrease of $503,000, or 41.6%, in other computer services expense. The 1994 expense included expenses related to UCB's acquisition by merger of Bank of Iredell.
         The amortization of purchased mortgage loan servicing rights decreased $698,000, or 59.7%, from the prior year due to large packages of servicing rights purchased in prior years becoming fully amortized at the end of 1994. Telephone expense increased $462,000, or 28.9%, as a result of the installation of an automated voice response telephone system and the introduction of a staffed bank-by-phone customer service department, both of which are accessible by toll-free numbers. In addition, the 1994 expense was reduced by $130,000 in vendor credits which did not recur in 1995. Increases in other categories of noninterest expenses were generally the result of increases in the costs related to purchased services.

Income Tax Provision
         The provision for income tax increased $3,711,000 in the nine months ended September 30, 1995, compared to the corresponding period of 1994. The increase in the income tax provision was principally the net result of an increase of $9,835,000 in pre-tax income and a decrease of $617,000 in tax-exempt income.
         The effective income tax rate on income before taxes is lower than the combined statutory federal and state rates primarily because interest earned on investments in debt instruments of states, counties, and municipalities is exempt from federal income tax and may be exempt from state income tax. Substantially all income earned on securities of the United States government or its agencies is exempt from state income taxes.

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


Results of Operations - Three Months Ended September 30, 1995, Compared to 1994 Summary
         Net income for the three months ended September 30, 1995, amounted to $12,454,000, or $.84 per share, compared to $9,347,000, or $.64 per share, for the third quarter of 1994. The 1995 operating results represent an increase of $3,107,000, or 33.2%, over the third quarter of 1994 (31.3% increase in earnings per share). The increase in earnings was primarily the result of increased tax-equivalent net interest income as a result of growth in average earning assets and a decrease in total noninterest expenses, principally due to a reduction in deposit insurance costs as a result of a decrease in the assessment rate from $.23 to $.04 per $100 in deposits.

Net Interest Income
         Net interest income increased $2,929,000 (7.9%) in the third quarter of 1995 compared to 1994. This was the net result of an increase of $512,220,000 (17.1%) in the average level of earning assets, an increase of .54% in the overall tax-equivalent yield on earning assets, combined with an increase of $470,840,000 (19.3%) in the average balance of interest-bearing liabilities, and an increase of 1.08% in the average rate paid on interest-bearing liabilities. As previously discussed, UCB purchased twelve branch office operations from the subsidiaries of Southern National Corporation. This resulted in an increase of $161,980,000 in average earning assets and $166,364,000 in average interest-bearing liabilities for the third quarter of 1995. The tax-equivalent net interest yield on average earning assets declined to 4.61% in the third quarter of 1995 from 5.02% in the same period of 1994 due primarily to the increased cost of deposits relative to the increase in yields on earning assets as more fully discussed in the nine month discussion of operations.

Provision for Credit Losses
         The provision for credit losses increased $191,000 (23.6%) to $1,000,000 in the third quarter of 1995 compared to 1994. The increase was principally due to higher levels of net credit losses in comparison to the third quarter of the prior year. Net credit losses for the three months ended September 30, 1995, were $1,363,000, or .21% of average loans on an annualized basis, compared to $943,000, or .16% of average loans, on an annualized basis in 1994.

Noninterest Income and Expense
         Noninterest income increased $1,204,000 (11.3%) during the third quarter of 1995 compared to 1994. Service charges on deposit accounts decreased $23,000 (.4%) from the prior year due to a decline in revenues from commercial accounts as discussed in connection with the nine-month operating results. Discount brokerage fees increased $42,000, or 7.3%, due to an increase in trading volume. Commissions from the general insurance agency operations increased $517,000, or 98.7% as a result of the insurance agency mergers previously mentioned. Mortgage banking fees increased $391,000, or 49.6%, due to increased loan origination activity during the quarter compared to the same period of 1994. Gains on the origination of mortgage loans for sale in the secondary market amounted to $255,000 in the third quarter of 1995, compared to gains of $53,000 realized in the same period of 1994.
         Total noninterest expense decreased $1,010,000 (3.1%) during the three months ended September 30, 1995, compared to 1994. The 1994 total included $300,000 in consulting fees relating to the development of the 1994 restructuring plan previously discussed. Deposit premium expense was $1,565,000 for the third quarter of 1994 compared to a net expense credit of $73,000 in 1995. This decrease of $1,638,000 was the result of the reduction in the assessment rate from $.23 to $.04 per $100 of deposits that was adopted by the FDIC in September retroactive to June 1, 1995, as previously mentioned. Changes in other categories of expenses were mainly the result of those factors covered in the nine-month discussion.

Financial Condition
         The financial condition of the Corporation, with respect to liquidity and dividends at September 30, 1995, has not changed significantly since December 31, 1994. At September 30, 1995, stockholders' equity amounted to 7.76% of total assets compared to 7.91% at December 31, 1994. At September 30, 1995, UCB had a ratio of core capital to weighted risk assets of approximately 10.53% and a ratio of total capital to weighted risk assets of approximately 11.78%, computed using the Federal Reserve guidelines for risk-based capital requirements, and a ratio of quarter-end core capital to average total assets for the three months ended September 30, 1995, of 7.35%.
         On an annualized basis, income before the cumulative effect of a change in accounting method as a percentage of average stockholders' equity amounted to 16.08% for the first nine months of 1995 compared to 14.07% for the same period of 1994. Cash dividends declared represented 32.00% of income before the cumulative effect of a change in accounting method in the first three quarters of 1995 compared to 32.17% for the nine months ended September 30, 1994.
         At September 30, 1995, UCB did not own any securities which met the regulatory definition of structured notes.
         At September 30, 1995, UCB owned debt securities that had not been rated by a rating agency with a book value of $1,626,000. In addition, debt securities with a book value of $266,000 were owned at September 30, 1995, that had less than investment grade ratings. Included in the unrated securities were bonds with a book value of $1,476,000 that are collateralized by U.S. government securities. Substantially all of these investments were securities issued by municipalities located within UCB's market area. It is management's opinion that no more than a normal risk of loss exists on these securities.

Accounting and Regulatory Issues
         As previously reported, UCB was required to adopt the provisions of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," which requires the accrual of expenses for the estimated cost of benefits provided for employees after employment but before retirement. The adoption of FAS 112 required immediate recognition of the actuarially determined liability for postemployment benefits which amounted to $529,000 at December 31, 1993. The adoption of FAS 112 resulted in a charge against net income of $316,000, net of deferred income taxes which was recorded as a cumulative effect of a change in accounting method during the first quarter of 1994.
         As previously reported, UCB was required to adopt the provisions of Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," which was issued in May 1993. This statement amends FAS 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of a receivable when assessing the need for a loss accrual; and FAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of the restructuring. In October 1994, the Financial Accounting Standards Board issued Financial Accounting Standards No. 118 (FAS
118), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." FAS 118 revises FAS 114 to permit companies to use their existing income recognition policies with respect to impaired loans rather than those set forth in FAS 114 and requires a creditor to disclose certain information concerning income recognition on impaired loans. FAS 114 was adopted effective January 1, 1995. UCB had previously measured loan impairment in a manner generally consistent with the methods prescribed in FAS 114. As a result, no additional reserves for credit losses were required as the result of adoption of FAS 114. As previously noted, effective April 1, 1995, UCB adopted the provisions of Financial Accounting Standards No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement amends certain provisions of FAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. Under FAS 65, the cost of originated mortgage service rights was not recognized as an asset and was charged to earnings when the related loan was sold. As a result of adopting FAS 122, beginning April 1995, the estimated fair values of the rights to service mortgage loans for others have been capitalized on loans originated by UCB. This resulted in an increase in the gains on the sale of mortgage loans into the secondary market totaling $334,000 through September 30, 1995.
         FAS 122 has a different cost allocation methodology than FAS 65 for purchased mortgage servicing rights. FAS 65 allocated such costs incurred in excess of the market value of the loans without the servicing rights, whereas FAS 122 allocates costs based on the relative market values of the purchased servicing rights and the related loans. The application of the FAS 122 cost allocation method to purchased mortgage servicing rights acquired during the three months ended September 30, 1995, was not material.
         FAS 122 also requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The adoption of FAS 122 resulted in no impairment adjustments to capitalized mortgage servicing rights.
         In March 1995, the FASB issued Financial Accounting Standards No. 121 (FAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value less costs to sell. Adoption of FAS 121 is required for fiscal years beginning after December 15, 1995. While the effect has not yet been determined, adoption of this standard is not expected to have a material impact on UCB's financial position or operating results.
         In addition to the accounting standards discussed above, the FASB has issued an exposure draft entitled: "Accounting for Stock-based Compensation." UCB has not determined what effect, if any, the proposed standard will have on its consolidated financial position or operating results.
         Various proposals are currently being considered by committees of the United States Congress concerning a possible merger of the Federal Deposit Insurance Corporation's Savings Association Insurance Fund ("SAIF") with the Bank Insurance Fund ("BIF"). One of the principal issues under discussion is the amount of additional funds needed to capitalize the SAIF prior to such a merger. Substantially all of the proposals under consideration contemplate obtaining the additional funds deemed necessary for the SAIF through a special assessment to be levied on SAIF insured deposits. At September 30, 1995, UCB had approximately $125 million of SAIF insured deposits which may be subject to a special assessment if a proposal similar to those that have been publicized is adopted.
         UCB and its subsidiaries are subject to regulation and examination by state and federal bank regulatory agencies and are subject to the accounting and disclosure requirements of the Securities and Exchange Commission. There are no pending material regulatory recommendations or actions concerning UCB with which management has not complied.

                                    SIGNATURE




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNITED CAROLINA BANCSHARES CORPORATION



October 27, 1995                      By /s/ John F. Watson
                                             --------------------------
                                             Controller



October 27, 1995                      By /s/ Ronald C. Monger
                                             --------------------------
                                             Executive Vice President &
                                             Chief Financial Officer