Form 10-K405
period 1995-12-31
UNITED CAROLINA BANCSHARES CORP
filed 1996-03-22
CIK 101090

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                                        EXHIBIT INDEX - PAGE 69
                                   FORM 10-K
(Mark One)
[(check mark)] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 1995
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from to
Commission file number: 05583
                     UNITED CAROLINA BANCSHARES CORPORATION
             (Exact name of Registrant as specified in its Charter)

                       NORTH CAROLINA                                                   56-0954530
                  (State of incorporation)                                           (I.R.S. Employer
                                                                                  Identification Number)
                   127 WEST WEBSTER STREET
                 WHITEVILLE, NORTH CAROLINA                                                28472
          (Address of principal executive offices)                                      (Zip Code)

                                 (910) 642-5131
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock
                                                              Par Value $4.00 per share
                                                              (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes    (Check mark)      No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   (Check mark)
     The aggregate market value of Registrant's Common Stock held by non-affiliates of Registrant as of February 23, 1996, was $564,734,940.
     On March 22, 1996, there were 22,571,753 outstanding shares of Registrant's $4.00 par value common capital stock which is the only class of securities issued by Registrant.
                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant's proxy statement for its 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated in Part III of this Report.
                                       1

                             CROSS REFERENCE INDEX

                                                                                                                   PAGE
PART I     Item 1      Business
                       Description of Business..............................................................             3-5
                       Statistical Information
                       Net Interest Income Analysis -- Taxable Equivalent Basis.............................              11
                       Net Interest Income and Volume/Rate Variance -- Taxable Equivalent Basis.............              12
                       Investment Portfolio.................................................................        19,41-43
                       Securities -- Maturity/Yield Schedule................................................              19
                       Types of Loans.......................................................................     21,22,44-46
                       Loan Maturities......................................................................              21
                       Interest Sensitivity.................................................................              29
                       Loan Loss Experience.................................................................              25
                       Average Deposits.....................................................................              27
                       Maturity Distribution of Large Denomination Time Deposits............................              29
                       Return on Equity and Assets..........................................................            9,31
                       Short-Term Borrowings................................................................              28
           Item 1(a)   Executive Officers of Registrant.....................................................             5,6
           Item 2      Properties...........................................................................               6
           Item 3      Legal Proceedings....................................................................               6
           Item 4      Submission of Matters to a Vote of Security Holders..................................               6
PART II    Item 5      Market for the Registrant's Common Stock and Related Shareholder Matters.............               7
           Item 6      Selected Financial Data..............................................................               9
           Item 7      Management's Discussion and Analysis of Financial Condition and
                       Results of Operations................................................................            9-33
           Item 8      Financial Statements and Supplementary Data
                       Consolidated Balance Sheets at December 31, 1995 and 1994............................              34
                       Consolidated Statements of Income for each of the years in the three-year period
                            ended December 31, 1995.........................................................              35
                       Consolidated Statements of Shareholders' Equity for each of the years in the
                            three-year period ended December 31, 1995.......................................              36
                       Consolidated Statements of Cash Flows for each of the years in the three-year period
                            ended December 31, 1995.........................................................              37
                       Notes to Consolidated Financial Statements...........................................           38-65
                       Independent Auditors' Report.........................................................              66
                       Quarterly Financial Summary for 1995 and 1994........................................           61,62
           Item 9      Changes In and Disagreements with Accountants on Accounting and
                       Financial Disclosures................................................................               7
PART III   Item 10     Directors and Executive Officers of the Registrant...................................               8
           Item 11     Executive Compensation...............................................................               8
           Item 12     Security Ownership of Certain Beneficial Owners and Management.......................               8
           Item 13     Certain Relationships and Related Transactions.......................................               8
PART IV    Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................              67
                       (a)(1) Financial Statements (See Item 8 for reference)
                       (2) Financial Statement Schedules (Not applicable)
                       (3) Exhibits
                       (b)   Reports on Form 8-K
Exhibit Index...............................................................................................              69

                                       2

                            DESCRIPTION OF BUSINESS
REGISTRANT
     United Carolina Bancshares Corporation ("UCB") is a North Carolina bank holding company which was incorporated in 1969. UCB's primary business is the ownership of the capital stock and promotion of the general business and development of its two wholly-owned bank subsidiaries, United Carolina Bank and United Carolina Bank of South Carolina. UCB's operating revenue and net income are derived primarily from its bank subsidiaries through the payment of dividends and service fees. At December 31, 1995, UCB and its subsidiaries had consolidated total assets of $3.79 billion and total shareholders' equity of $301.78 million.
BANK SUBSIDIARIES
     United Carolina Bank is a state-chartered, non-member commercial bank headquartered in Whiteville, North Carolina. The Bank was chartered in 1981 in connection with the consolidation of two wholly-owned subsidiary banks of UCB which had been in continuous operation in North Carolina since 1926 and 1930, respectively. United Carolina Bank currently operates 125 banking offices in 79 communities which are located primarily in the eastern, central and southern piedmont sections of North Carolina. United Carolina Bank provides commercial and consumer banking services, including deposit, lending, trust, investment and related financial services, to the general public, other banks and financial institutions, and governmental units and agencies located in its geographic markets. United Carolina Bank, as agent, also provides insurance services and products, including bonds, and property and casualty insurance. The Bank has three wholly owned subsidiaries: UCB Investor Services, Inc., United Premium Services, Inc., and Webster Street Corporation. UCB Investor Services, Inc. is a registered broker-dealer which provides brokerage services to the general public in both North and South Carolina. All securities orders are taken by UCB Investor Services on an agency basis for commission, and all executions and clearings of securities sales are handled by an unaffiliated brokerage firm as correspondent for UCB Investor Services. United Premium Services, Inc. provides insurance premium financing to the general public, and Webster Street Corporation is a Delaware chartered investment holding company which holds investment grade securities. At December 31, 1995, United Carolina Bank had total assets of $3.41 billion, loans of $2.44 billion and total equity capital of $256.9 million.
     United Carolina Bank of South Carolina is a federally insured, state-chartered commercial bank headquartered in Greer, South Carolina which operates 14 banking offices in 8 communities located in Greenville, Spartanburg and Horry Counties, South Carolina. The Bank was organized in 1986 in connection with the UCB's acquisition by merger of the Bank of Greer which had been in continuous operation since 1925. United Carolina Bank of South Carolina provides commercial and consumer banking services, including deposit, lending, trust, investment and related financial services, to the general public in its geographic markets. At December 31, 1995, United Carolina Bank of South Carolina had total assets of $361.2 million, loans of $224.3 million and equity capital of $25.5 million.
NON-BANK SUBSIDIARIES
     UCB has one non-bank subsidiary, UCB Facilities Corporation, which provides building contractor services to UCB and its subsidiaries. UCB Facilities Corporation is not a "significant subsidiary" as defined in the accounting rules of the Securities and Exchange Commission.
RECENT DEVELOPMENTS
     During May 1995, UCB's bank subsidiary, United Carolina Bank, consummated the acquisition of 12 North Carolina branch banking offices which were required to be divested by BB&T Financial Corporation and Southern National Corporation in their merger-of-equals transaction. In the acquisition, United Carolina Bank assumed $178.7 million in deposits and purchased $26.8 million in loans from the divesting institutions. Two of the branch banking offices acquired by United Carolina Bank in the transaction with aggregate deposits and loans of $32.7 million and $4.9 million, respectively, were sold to third party banks during the fourth quarter of 1995 and one of the branch banking offices was consolidated with an existing branch banking office of United Carolina Bank.
     During October 1995, UCB and its bank subsidiary, United Carolina Bank, announced two separate agreements, respectively, to acquire by merger Seaboard Savings Bank, Inc. SSB, headquartered in Plymouth, N.C. ("Seaboard"), and Triad Bank, headquartered in Greensboro, N.C. ("Triad"). On January 25, 1996, acquisition of Seaboard, which operated 3 North Carolina branch banking offices, was consummated by UCB and United Carolina Bank pursuant to the parties' definitive merger agreement. On January 25, 1996, Seaboard reported $46.3 million in total assets and $40.7 million in total deposits. At December 31, 1995, Triad, which operates 11 North Carolina branch banking offices, reported $205.1 million in total
                                       3
assets, $130 million in loans and $186.1 million in total deposits, and had common stockholders' equity totalling $15.8 million. It is anticipated that UCB's acquisition of Triad by merger will be consummated in the first quarter of 1996.
EMPLOYEES
     As of February 29, 1996, UCB and its subsidiaries employed a total of 1,144 full-time and 835 part-time employees.
SUPERVISION AND REGULATION
     As a registered bank holding company, UCB is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 and by the North Carolina Commissioner of Banks under the North Carolina Bank Holding Company Act of 1984. As a publicly traded company, UCB is required to file periodic reports under the Securities Exchange Act of 1934 and is therefore subject to supervision and regulation by the Securities and Exchange Commission. UCB's bank subsidiaries operate under the jurisdiction of the Federal Deposit Insurance Corporation and the banking commissions of their respective states of incorporation, and are subject to the laws administered by those authorities and the rules and regulations promulgated thereunder.
     Banking is a business which is pervasively affected by state and federal regulation. The operational and financial burden of compliance with banking laws and regulations continues to increase for UCB's bank subsidiaries and the banking industry generally.
INTERSTATE BANKING
     The North Carolina Reciprocal Interstate Banking Act permits any out-of-state bank holding company in the United States, with the approval of the North Carolina Commissioner of Banks and appropriate federal regulators, to acquire a North Carolina bank holding company or a North Carolina bank to the same extent that the home state of the acquiror permits a North Carolina bank holding company to acquire a bank or bank holding company in that state. The North Carolina Interstate Branching Act permits any out-of-state bank, with the approval of the North Carolina Commissioner of Banks and appropriate federal regulators, to establish a branch banking office within North Carolina either by DE NOVO entry; the purchase of an existing branch office; the purchase of all or substantially all of the assets of a North Carolina bank; or, merger or consolidation.
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 enacted by the U.S. Congress permits a bank holding company to acquire banks located in any state beginning September 29, 1995; commencing June 1, 1997, banks will be permitted to merge across state lines (thereby creating interstate branches), except where the home state of a bank has enacted a law opting out of interstate bank mergers; commencing June 1, 1997, banks will be permitted to branch DE NOVO into any state in which the bank does not already have a branch if the state has enacted a law opting in for the purpose of DE NOVO interstate bank branching; and, commencing September 29, 1995, banks may receive deposits, renew time deposits, close loans, service loans, and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in a different state or the same state as the agent bank. GOVERNMENT MONETARY POLICY AND ECONOMIC CONTROLS
     As a bank holding company whose primary asset is the ownership of the capital stock of its subsidiary banks, UCB is directly affected by government monetary and fiscal policy and by regulatory measures affecting the banking industry and the economy in general. The Board of Governors of the Federal Reserve System has broad powers to expand and contract the supply of money and credit. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are: open market operations in U.S. Government securities; changes in the discount rate on bank borrowings; and, changes in the reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid for deposits. UCB's subsidiary banks are not members of the Federal Reserve System, but are subject to reserve requirements imposed on non-member banks by the Board. The monetary policies of the Federal Reserve System have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
COMPETITION
     The banking laws of North Carolina and South Carolina allow statewide branching; therefore, commercial banking in the Carolinas is highly competitive. UCB's bank subsidiaries compete in many of their markets with larger banking organizations, which have broader geographic markets and higher lending limits and which can make more effective use of media
                                       4
advertising, support services and electronic technology than UCB and its bank subsidiaries. The principal methods of competition among banks involve the periodic adjustment of interest rates paid on deposits and charged for loans, and service and convenience to the banking public.
     In addition, UCB's bank subsidiaries also compete in their respective market areas with other financial institutions, including savings and loan associations, credit unions, securities firms, insurance companies, leasing companies, finance companies, and loan production offices of out-of-state financial institutions.
     It is anticipated that the North Carolina Reciprocal Interstate Banking Act and Interstate Branching Act, and the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, will lead to increased bank competition in the Carolinas, but the extent and timing of such increased competition cannot be predicted.
                        EXECUTIVE OFFICERS OF REGISTRANT
     The names and ages of UCB's executive officers (designated by asterisk) and other significant employees of UCB, and their positions and offices held with UCB and/or its bank subsidiaries, are listed below.
     * E. Rhone Sasser, age 59, is Chairman of the Board (since April 1986) and Chief Executive Officer (since 1983) of UCB. Mr. Sasser is Chairman of the Executive Committee of UCB's Board and he has been a Director of UCB since 1981. Mr. Sasser also serves as: Chairman of the Board, Chief Executive Officer, and Chairman of the Executive Committee of United Carolina Bank; Chairman of the Board and member of the Executive Committee of United Carolina Bank of South Carolina; and Director of UCB Investor Services, Inc. He has been employed by UCB and United Carolina Bank or one of its predecessors for 28 years.
     * Kenneth L. Miller, Jr., age 49, is President of UCB and its subsidiary, United Carolina Bank (since July 1995). Prior to his appointment as President, Mr. Miller was Executive Vice President of UCB and United Carolina Bank, and was principally responsible for the administration of banking services in the Carolinas. He serves as a Director of United Carolina Bank of South Carolina and UCB Investor Services, Inc. Mr. Miller has been employed by UCB and United Carolina Bank for 14 years.
     * Jeff D. Etheridge, Jr., age 47, is Executive Vice President of UCB (since October 1986) and its subsidiary, United Carolina Bank (since July 1985). He has been employed by UCB and United Carolina Bank or one of its predecessors for 17 years. Mr. Etheridge is principally responsible for credit administration.
     * Ronald C. Monger, age 47, is Executive Vice President (since January
1992) and Chief Financial Officer (since January 1985) of UCB and its subsidiary, United Carolina Bank. He serves as a Director of UCB Investor Services, Inc. and Webster Street Corporation. Mr. Monger has been employed by UCB and United Carolina Bank or one of its predecessors for 19 years.
     * David L. Thomas, age 49, is Executive Vice President of UCB and its subsidiary, United Carolina Bank (since October 1986). He serves as a Director of UCB Investor Services, Inc. Mr. Thomas has been employed by Registrant and United Carolina Bank for 14 years. He is principally responsible for the administration of trust and related non-banking services.
     * Thomas A. Nicholson, Jr., age 51, is Senior Vice President of UCB (since
1991) and its subsidiary, United Carolina Bank (since 1984). Mr. Nicholson has been employed by United Carolina Bank for 11 years. He is principally responsible for human resources administration and management of UCB's facilities.
     * Howard V. Hudson, Jr., age 50, is Secretary and General Counsel of UCB and its subsidiary, United Carolina Bank (since 1987). He also serves as Secretary of United Carolina Bank of South Carolina, and as a Director of UCB Investor Services, Inc. Mr. Hudson has been employed by United Carolina Bank for 15 years.
     Preston E. Davenport, Jr., age 47, is Executive Vice President of United Carolina Bank (since January 1994). He previously served as a Senior Vice President and Regional Banking Executive of United Carolina Bank for 6 years. Mr. Davenport has been employed by United Carolina Bank for 16 years. He is principally responsible for administration of banking services for United Carolina Bank.
     Samuel K. Ulmer, age 61, is Senior Vice President and Operations and Data Processing Group Executive (since 1982) of United Carolina Bank. Mr. Ulmer has been employed by United Carolina Bank for 13 years.
     C. Michael Uzzell, age 59, is President, Chief Executive Officer, Chairman of the Executive Committee and Director of United Carolina Bank of South Carolina (since December 1991). He previously served as Senior Vice President and Regional
                                       5

Banking Executive of Registrant's subsidiary, United Carolina Bank, for 12 years. Mr. Uzzell has been employed by one of UCB's subsidiary banks for 24 years.
     Each of the above named officers holds his respective position and office with UCB or, as appropriate, with its bank subsidiary until the earlier of his annual reelection, the appointment of his successor, or his removal by the UCB or subsidiary's Board of Directors.
                                   PROPERTIES
     UCB's principal executive offices are located at 127 West Webster Street, Whiteville, North Carolina 28472 which also serve as the principal offices of United Carolina Bank and UCB Investor Services, Inc. The Whiteville executive office complex is owned by United Carolina Bank.
     As of March 1, 1996, UCB and its subsidiaries occupied a total of 155 buildings, of which 139 were used partly or wholly as deposit taking branches. Of the occupied buildings, United Carolina Bank owns in fee 73 buildings, and United Carolina Bank of South Carolina owns in fee 6 buildings. The remaining buildings are leased by the bank subsidiaries from third parties. Financial information with respect to the real estate lease commitments of Registrant's bank subsidiaries is incorporated herein by reference from Note 11 on page 56 herein. All facilities owned or leased by UCB and its subsidiaries are considered by management to be adequate for the proper conduct of business. In addition to the improved properties referenced above, UCB's subsidiaries own or hold options on various parcels of unimproved realty for future expansion of business.
     Information with respect to mortgages on the properties described above is incorporated herein by reference from Note 7 on page 48 herein.
                               LEGAL PROCEEDINGS
     Various legal proceedings arising in the ordinary course of business are pending or threatened against UCB's bank subsidiaries. In the opinion of management and its counsel, none of such pending or threatened legal proceedings will have a material adverse effect on the consolidated financial position, results of operations and/or liquidity of UCB and its subsidiaries.
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of UCB's security holders through solicitation of proxies or otherwise during the fourth quarter of 1995.
                                       6

      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
     UCB's common stock is traded on the NASDAQ National Market System under the trading symbol UCAR.
     The accompanying table sets forth the high and low per share prices of UCB's common stock as reported by the National Association of Securities Dealers Automated Quotation system (NASDAQ) and cash dividends per share declared for the periods indicated. The per share prices reported represent actual transactions and do not include markups, markdowns, or commissions. All per share prices and dividends have been adjusted to reflect retroactively a 3-for-2 stock split effected in the form of a stock dividend declared January 17, 1996.

                                                         CASH
                              PRICE RANGE              DIVIDENDS
     QUARTER               LOW           HIGH          DECLARED
1995          4th        $ 22.50        $ 26.00          $.167
              3rd          20.17          24.50           .167
              2nd          19.33          20.67           .167
              1st          16.17          19.33           .146
1994          4th          15.33          18.17           .147
              3rd          15.33          18.50           .147
              2nd          13.67          15.83           .133
              1st          14.00          15.17           .133

     The approximate number of record holders of UCB's common stock was 9,300 as of February 23, 1996 (UCB's record date for purposes of its 1996 Annual Meeting of Shareholders).
     UCB's ability to pay cash dividends is subject to statutory restrictions applicable to North Carolina business corporations in general. In this regard, UCB is prohibited by North Carolina law from making any distribution to shareholders, including the payment of cash dividends, which would render UCB insolvent or unable to meet its obligations as they become due in the ordinary course of business. Cash dividends from UCB's bank subsidiaries are the primary source of funds for the payment of UCB's cash dividends. United Carolina Bank is subject to certain statutory restrictions applicable to North Carolina banks requiring that cash dividends be paid only from undivided profits. United Carolina Bank of South Carolina is prohibited by South Carolina law from paying any dividend which would render the Bank insolvent or unable to meet its obligations as they come due. In addition, the payment of any proposed cash dividend by United Carolina Bank of South Carolina must be approved by the South Carolina State Board of Financial Institutions. At December 31, 1995, UCB's North Carolina bank subsidiary had retained earnings of $193.5 million legally available under North Carolina law for dividend payments. At December 31, 1995, UCB's South Carolina subsidiary bank had total stockholder equity of $25.5 million. UCB's bank subsidiaries are also subject to capital guidelines promulgated pursuant to federal banking law which, in the event of a failure to meet minimum standards, could restrict dividend payment.
                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
     During the two (2) years preceding December 31, 1995, there has been no change in UCB's independent auditor. Further, there has been no disagreement between UCB and its independent auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would cause the auditor to make reference to such a matter in its report on UCB's financial statements.
                                       7

                 DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
     The following thirteen (13) persons serve on UCB's Board of Directors:

E. Rhone Sasser
  Chairman of the Board and Chief Executive Officer of UCB and
  United Carolina Bank; Chairman of the Board of United
  Carolina Bank of South Carolina
J.W. Adams
  Retired bank executive
John V. Andrews
  President of Teledyne Allvac
Russell M. Carter
  President of Atlantic Corporation of Wilmington, Inc.
W. Eugene Carter
  Owner of W.E. Carter Realty
Alfred E. Cleveland
  Attorney
James L. Cresimore
  Chairman of Associated Brokers, Inc.; Allegiance Brokers,
  Inc.; and Smithfield Companies, Inc.
Thomas P. Dillon
  Business Consultant
C. Frank Griffin
  Attorney
James C. High
  President of the News Reporter Company, Inc.
Jack E. Shaw
  Chief Executive Officer of Shaw Resources, Inc.
Harold B. Wells
  President of Wells Oldsmobile, Inc.
Charles M. Winston
  Chairman of the Board of Winston Hotels, Inc.

     Information concerning the directors' ages, business experience, positions and offices held with UCB, and term of office is incorporated herein by reference from pages 3 and 4 of UCB's proxy statement for its 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.
     Reference is made to pages 5 and 6 herein for information concerning UCB's executive officers.
                             EXECUTIVE COMPENSATION
     Information concerning (a) executive compensation and employment contracts is incorporated herein by reference from pages 6 (beginning with the section "Executive Compensation") through the subsection "Pension Plan" ending on page 10 and pages 14 and 15 ("Employment Agreements") of UCB's proxy statement for its 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission; (b) directors' compensation is incorporated herein by reference from pages 4 and 5 of said proxy statement; and (c) compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference from pages 5 and 6 of said proxy statement.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information concerning the beneficial ownership of UCB's common stock by its directors, director nominees, executive officers named in the Summary Compensation Table of UCB's proxy statement for its 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission, all directors and executive officers as a group, and by persons known to UCB to be the beneficial owner of more than 5% of its common stock, is incorporated herein by reference from pages 1 and 2 of UCB's proxy statement for its 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information concerning certain business relationships and transactions between UCB and certain of its directors and executive officers is incorporated herein by reference from pages 5 and 6 of UCB's proxy statement for its 1996 Annual Meeting of Shareholders filed with the Securities and Exchange Commission.
                                       8

UNITED CAROLINA BANCSHARES CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
EARNINGS OVERVIEW
     Income before the cumulative effect of a change in accounting method totaled $44,199,000 for the year ended December 31, 1995, an increase of 47.0% over the $30,066,000 earned in 1994. Net income for 1995 increased 48.6% over the $29,750,000 earned in 1994 after including the cumulative effect of a required change in accounting for postemployment benefits. For 1994, income before the cumulative effects of changes in accounting methods decreased $2,551,000, or 7.8%, from the $32,617,000 earned in 1993, while net income decreased 11.1% from the $33,472,000 earned in 1993 after including the cumulative effect of a required change in accounting for deferred income taxes. TABLE 1.
SELECTED FINANCIAL DATA

                                                                                   Years Ended December 31,
                                                                        1995          1994          1993          1992
                                                                       (Dollars in thousands except per share amounts)
Summary of operations:
  Interest income.................................................   $  285,455    $  231,856    $  206,452    $  211,795
  Interest expense................................................      127,569        87,021        78,701        91,805
    Net interest income...........................................      157,886       144,835       127,751       119,990
  Provision for credit losses.....................................        6,800         3,371         4,993        11,920
    Net interest income after provision for credit losses.........      151,086       141,464       122,758       108,070
  Noninterest income..............................................       45,051        42,975        41,294        38,634
  Noninterest expenses, excluding restructuring charges...........      126,768       125,269       115,593       105,307
  Restructuring charges...........................................           --        11,906            --            --
  Income before income taxes......................................       69,369        47,264        48,459        41,397
    Income tax provision..........................................       25,170        17,198        15,842        12,968
  Income before cumulative effects of changes in accounting
    methods.......................................................       44,199        30,066        32,617        28,429
    Cumulative effects of changes in accounting methods...........           --          (316)          855            --
  Net income......................................................   $   44,199    $   29,750    $   33,472    $   28,429
  Per share data(1):
    Income before cumulative effects of changes in accounting
      methods.....................................................   $     2.00    $     1.37    $     1.49    $     1.31
    Net income....................................................   $     2.00    $     1.35    $     1.53    $     1.31
    Cash dividends declared.......................................   $     .647    $      .56    $     .507    $      .44
    Book value at end of year.....................................   $    13.62    $    11.95    $    11.48    $    10.46
Balance sheet data at year-end:
  Total assets....................................................   $3,785,796    $3,331,638    $3,132,849    $2,874,077
  Total earning assets............................................    3,508,964     3,085,570     2,873,901     2,644,736
  Loans, net of unearned income...................................    2,659,943     2,418,158     2,226,425     1,897,906
  Total deposits..................................................    3,410,627     2,940,599     2,811,656     2,540,843
  Stockholders' equity............................................   $  301,777    $  263,489    $  251,915    $  228,437
Average balance sheet data:
  Total assets....................................................   $3,601,835    $3,190,756    $2,932,951    $2,780,564
  Total earning assets............................................    3,368,346     2,973,425     2,721,807     2,580,599
  Loans, net of unearned income...................................    2,574,086     2,319,309     2,019,087     1,864,292
  Total deposits..................................................    3,235,209     2,836,243     2,606,340     2,476,963
  Stockholders' equity............................................   $  280,617    $  259,584    $  239,488    $  217,779
Performance ratios:
  Income before cumulative effects of changes in accounting
    methods as a percent of:
    Average stockholders' equity..................................        15.75%        11.58%        13.62%        13.05%
    Average total assets..........................................         1.23%          .94%         1.11%         1.02%

                                                                       1991

Summary of operations:
  Interest income.................................................  $  234,722
  Interest expense................................................     122,807
    Net interest income...........................................     111,915
  Provision for credit losses.....................................      14,616
    Net interest income after provision for credit losses.........      97,299
  Noninterest income..............................................      35,711
  Noninterest expenses, excluding restructuring charges...........      99,916
  Restructuring charges...........................................          --
  Income before income taxes......................................      33,094
    Income tax provision..........................................       9,713
  Income before cumulative effects of changes in accounting
    methods.......................................................      23,381
    Cumulative effects of changes in accounting methods...........          --
  Net income......................................................  $   23,381
  Per share data(1):
    Income before cumulative effects of changes in accounting
      methods.....................................................  $     1.07
    Net income....................................................  $     1.07
    Cash dividends declared.......................................  $     .407
    Book value at end of year.....................................  $     9.58
Balance sheet data at year-end:
  Total assets....................................................  $2,679,227
  Total earning assets............................................   2,451,087
  Loans, net of unearned income...................................   1,818,847
  Total deposits..................................................   2,424,742
  Stockholders' equity............................................  $  208,942
Average balance sheet data:
  Total assets....................................................  $2,657,284
  Total earning assets............................................   2,415,833
  Loans, net of unearned income...................................   1,760,035
  Total deposits..................................................   2,406,175
  Stockholders' equity............................................  $  197,891
Performance ratios:
  Income before cumulative effects of changes in accounting
    methods as a percent of:
    Average stockholders' equity..................................       11.82%
    Average total assets..........................................         .88%

(1) PER SHARE AMOUNTS, OTHER THAN CASH DIVIDENDS DECLARED, HAVE BEEN ADJUSTED TO REFLECT RETROACTIVELY THE IMPACT OF SHARES ISSUED IN CONNECTION WITH ACQUISITIONS ACCOUNTED FOR AS POOLINGS-OF-INTERESTS AND THE 3-FOR-2 STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND DECLARED JANUARY 17, 1996. CASH DIVIDENDS PER SHARE HAVE BEEN ADJUSTED TO REFLECT RETROACTIVELY THE STOCK SPLIT.
                                       9

     On a per share basis, income before the cumulative effect of a change in accounting method amounted to $2.00 in 1995, an increase of 46.0% over the $1.37 per share earned in 1994 which represented a decline of 8.1% from the 1993 earnings of $1.49 per share. Net income per share for 1995 was $2.00, a 48.1% increase over the net income of $1.35 per share earned in 1994 which represented a decline of 11.8% from the 1993 net income per share of $1.53. (All per share data has been restated to reflect the 3-for-2 stock split effected in the form of a stock dividend declared January 17, 1996.)
     The 1994 results included nonrecurring restructuring charges totaling $11,906,000, or $.34 per share after applicable income tax benefits. Excluding the net effect of these charges, income per share before the cumulative effect of a change in accounting method for 1995 increased 17.0% over the 1994 results on a pro forma basis. The 1994 results, excluding the effect of the restructuring charges, were 14.8% above the 1993 level.
     The increase in 1995 earnings compared to 1994 was primarily due to an 8.5% increase in tax-equivalent net interest income resulting from growth in average earning assets of 13.3% together with an increase of only 1.3% in noninterest expenses, excluding restructuring charges. In 1995, tax-equivalent net interest income increased $12,592,000 over 1994, and noninterest income increased $2,242,000, or 5.2%. The provision for credit losses increased $3,429,000 in 1995 from $3,371,000 in 1994 while noninterest expenses, excluding restructuring charges, were $1,499,000, or 1.2%, over the 1994 expenses.
     Excluding the effect of the restructuring charges, 1994 income before the cumulative effects of changes in accounting methods was primarily influenced by higher levels of tax-equivalent net interest income and a decline in the provision for credit losses when compared to 1993. In 1994, tax-equivalent net interest income increased $16,890,000, or 12.9%, over 1993, and noninterest income increased $1,681,000, or 4.1%, while the provision for credit losses decreased $1,622,000, or 32.5%, from the previous year, and noninterest expenses, excluding restructuring charges, increased $9,676,000, or 8.4%. MERGERS AND ACQUISITIONS
     On April 28, 1995, UCB issued 44,213 (66,320 after giving effect to the 3-for-2 stock split declared January 17, 1996) shares of common stock to consummate the acquisition by merger of United Agencies, Inc., a general insurance agency located in Wilmington, North Carolina, by the North Carolina subsidiary bank. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.
     On May 19, 1995, UCB's North Carolina subsidiary bank purchased 12 branch offices from another financial institution. As a part of the transaction, UCB purchased $26.8 million in loans and assumed $178.7 million in deposits. Two of the branch offices acquired in the transaction were sold to third-party banks during the fourth quarter of 1995. The divested branches had $4.8 million in loans and $32.6 million in deposits when sold. A premium of $10.1 million was paid for the assumed deposit base of the branches retained.
     UCB's North Carolina subsidiary bank acquired two insurance agencies in mergers consummated during 1994. On March 31, 1994, Sanford Real Estate, Loan, & Insurance Company, a general insurance agency with offices in three North Carolina communities, was acquired through the issuance of 27,743 (41,614 after giving effect to the 3-for-2 stock split declared January 17, 1996) shares of UCB common stock. Effective November 30, 1994, Executive Insurance Company, Inc., a general insurance agency in Charlotte, North Carolina, was acquired through the issuance of 8,660 (12,990 after giving effect to the 3-for-2 stock split declared January 17, 1996) shares of UCB common stock. Each of these transactions was accounted for as a pooling-of-interests; however, due to the immateriality of the size of the insurance agencies in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.
     Effective August 31, 1994, UCB's North Carolina subsidiary bank acquired the Bank of Iredell, headquartered in Statesville, North Carolina, in a merger transaction. Bank of Iredell had five branch offices with $88.7 million in total assets and $80.4 million in total deposits at the date of acquisition. UCB exchanged 642,003 (963,004 after giving effect to the 3-for-2 stock split declared January 17, 1996) shares of common stock for the outstanding shares of common stock of Bank of Iredell. The merger was accounted for as a pooling-of-interests, and, accordingly, all financial data has been restated to include the accounts of the Bank of Iredell for all periods presented.
NET INTEREST INCOME
     Net interest income, on a fully tax-equivalent basis, amounted to $160,346,000 in 1995, $147,754,000 in 1994, and $130,864,000 in 1993.
Tax-equivalent net interest income as a percentage of average earning assets amounted to 4.76% in
                                       10

1995, 4.97% in 1994, and 4.81% in 1993. The major components of tax-equivalent net interest income for the three years ended December 31, 1995, are shown in Table 2.
TABLE 2.
SELECTED AVERAGE BALANCES, TAX-EQUIVALENT NET INTEREST INCOME, AND AVERAGE RATES EARNED OR PAID

                                                                   Years Ended December 31,
                                                   1995                                 1994                      1993
                                                   INTEREST    AVERAGE                  Interest    Average
                                                    INCOME      RATE                     Income      Rate
                                      AVERAGE         OR       EARNED      Average         or       Earned      Average
                                      BALANCE     EXPENSE(1)   OR PAID     Balance     Expense(1)   or Paid     Balance
                                                                    (Dollars in thousands)
Assets:
  Earning assets:
    Loans, net of
      unearned income(2)...........  $2,574,086    $240,198      9.33%    $2,319,309    $200,284      8.64%    $2,019,087
    Taxable securities.............     623,364      35,536      5.70        519,000      24,695      4.76        506,072
    Tax-exempt securities..........      63,474       5,788      9.12         86,888       7,513      8.65         99,155
    Federal funds sold and other
      short-term investments.......     107,422       6,393      5.95         48,228       2,283      4.73         97,493
        Total earning assets.......   3,368,346     287,915      8.55      2,973,425     234,775      7.90      2,721,807
  Other assets.....................     233,489                              217,331                              211,144
        Total assets...............  $3,601,835                           $3,190,756                           $2,932,951
Liabilities and stockholders'
  equity:
  Interest-bearing liabilities:
    Interest-bearing deposits:
      NOW deposits.................  $  344,519       5,626      1.63     $  337,623       5,831      1.73     $  309,976
      Savings and money market
        deposits...................     867,874      33,378      3.85        839,276      24,377      2.90        796,147
      Certificates of deposit of
        $100,000 or more...........     188,182      10,755      5.72        163,956       7,345      4.48        133,102
      Other time deposits..........   1,335,395      75,175      5.63      1,016,164      46,517      4.58        925,107
        Total interest-bearing
          deposits.................   2,735,970     124,934      4.57      2,357,019      84,070      3.57      2,164,332
  Short-term borrowings............      42,316       2,464      5.82         67,173       2,787      4.15         65,223
  Long-term borrowings.............       2,886         171      5.93          2,337         164      7.02          1,234
        Total interest-bearing
          liabilities..............   2,781,172     127,569      4.59      2,426,529      87,021      3.59      2,230,789
  Demand deposits..................     499,239                              479,224                              442,008
  Other liabilities................      40,807                               25,419                               20,666
  Stockholders' equity.............     280,617                              259,584                              239,488
        Total liabilities and
          stockholders' equity.....  $3,601,835                           $3,190,756                           $2,932,951
  Net interest income as a percent
    of total earning assets........  $3,368,346    $160,346      4.76%    $2,973,425    $147,754      4.97%    $2,721,807
                                      Interest    Average
                                       Income      Rate
                                         or       Earned
                                     Expense(1)   or Paid
                                     <
Assets:
  Earning assets:
    Loans, net of
      unearned income(2)...........   $173,363      8.59%
    Taxable securities.............     25,036      4.95
    Tax-exempt securities..........      8,248      8.32
    Federal funds sold and other
      short-term investments.......      2,918      2.99
        Total earning assets.......    209,565      7.70
  Other assets.....................
        Total assets...............
Liabilities and stockholders'
  equity:
  Interest-bearing liabilities:
    Interest-bearing deposits:
      NOW deposits.................      5,885      1.90
      Savings and money market
        deposits...................     20,916      2.63
      Certificates of deposit of
        $100,000 or more...........      5,320      4.00
      Other time deposits..........     44,626      4.82
        Total interest-bearing
          deposits.................     76,747      3.55
  Short-term borrowings............      1,880      2.88
  Long-term borrowings.............         74      6.00
        Total interest-bearing
          liabilities..............     78,701      3.53
  Demand deposits..................
  Other liabilities................
  Stockholders' equity.............
        Total liabilities and
          stockholders' equity.....
  Net interest income as a percent
    of total earning assets........   $130,864      4.81%

(1) TAX-EQUIVALENT ADJUSTMENTS (BASED ON A 35% TAX RATE): 1995, $2,460,000; 1994, $2,919,000; AND 1993, $3,113,000.
(2) NONACCRUAL LOANS ARE INCLUDED IN LOANS, NET OF UNEARNED INCOME.
     The growth in tax-equivalent net interest income realized in 1995 as compared to 1994 was primarily the result of a 13.3% increase in the volume of earning assets, as the net yield on earning assets declined to 4.76% in 1995 from 4.97% in 1994. This decline in the net yield on earning assets was principally due to increased competition for core deposits and changes in the mix of interest-bearing deposits to a higher percentage of consumer certificates of deposit and a lower percentage of NOW, savings, and money market deposits. This has resulted in the average rate paid on interest-bearing deposits increasing 1.00% in 1995 compared to 1994 while the yield on average earning assets increased .65% in the same period. In addition, an increase in the percentage of average earning assets funded by interest-bearing liabilities from the prior year and a change in the mix of average earning assets both had adverse effects on the net tax-equivalent yield on earning assets in 1995 as compared to the previous year. The percentage of average earning assets funded by interest-bearing liabilities increased to 82.57% in 1995 from 81.61% in 1994. For 1995, the percentage of average earning assets comprised of loans
                                       11
declined to 76.4% from 78.0% in 1994 due in large part to the previously mentioned branches purchased during 1995. These branches accounted for $95.6 million in average earning assets for the year but only $23.1 million in average loans.
     Changes in the mix of earning assets from securities and short-term investments to a higher composition of loans positively impacted tax-equivalent net interest income for 1994 as compared to 1993. The average balances of loans increased 14.9% over the previous year while average total earning assets increased 9.2% over 1993. The percentage of average earning assets comprised of loans increased 3.8% in 1994 from 74.2% in 1993.
     Net interest income for 1995 and 1994 was also aided by the interest rate environment experienced during the past two years. Increases in the prime lending rate as well as higher yields on securities and short-term investments increased the tax-equivalent yield on earning assets to 8.55% in 1995 from 7.90% in 1994 and 7.70% in 1993. As previously discussed, the increase in the yield on earning assets was more than offset by the increase in the rates paid on interest-bearing deposits during 1995. In 1994, rates paid on interest-bearing deposits were relatively unchanged from 1993 as UCB paid an average rate of 3.57% on interest-bearing deposits in 1994 compared to 3.55% in 1993. This was primarily the result of average rates paid on NOW, savings, and the majority of money market deposits reacting slowly to increases in short-term money market rates. The effects on tax-equivalent net interest income from volume and rate changes are summarized in Table 3.
TABLE 3.
EFFECTS ON TAX-EQUIVALENT NET INTEREST INCOME FROM VOLUME AND RATE CHANGES

                                                                             Years Ended December 31,
                                                                         1995                               1994
                                                        CHANGES IN    CHANGES IN      TOTAL       Changes in    Changes in
                                                         AVERAGE       AVERAGE       INCREASE      Average       Average
                                                        VOLUME(1)      RATES(1)     (DECREASE)    Volume(1)      Rates(1)
                                                                                  (In thousands)
Interest income (tax-equivalent):
  Loans..............................................    $ 23,024      $ 16,890      $ 39,914      $ 25,920      $  1,001
  Taxable securities.................................       5,462         5,379        10,841           630          (971)
  Tax-exempt securities..............................      (2,117)          392        (1,725)       (1,051)          316
  Federal funds sold and other short-term
     investments.....................................       3,398           712         4,110        (1,874)        1,239
       Total interest income.........................      29,767        23,373        53,140        23,625         1,585
Interest expense:
  NOW deposits.......................................         117          (322)         (205)          501          (555)
  Savings and money market deposits..................         857         8,144         9,001         1,174         2,287
  Certificates of deposit of $100,000 or more........       1,190         2,220         3,410         1,331           694
  Other time deposits................................      16,553        12,105        28,658         4,244        (2,353)
  Interest-bearing deposits..........................      18,717        22,147        40,864         7,250            73
  Short-term borrowings..............................      (1,230)          907          (323)           58           849
  Long-term borrowings...............................          35           (28)            7            75            15
       Total interest expense........................      17,522        23,026        40,548         7,383           937
       Net interest income...........................    $ 12,245      $    347      $ 12,592      $ 16,242      $    648
                                                         Total
                                                        Increase
                                                       (Decrease)
Interest income (tax-equivalent):
  Loans..............................................   $ 26,921
  Taxable securities.................................       (341)
  Tax-exempt securities..............................       (735)
  Federal funds sold and other short-term
     investments.....................................       (635)
       Total interest income.........................     25,210
Interest expense:
  NOW deposits.......................................        (54)
  Savings and money market deposits..................      3,461
  Certificates of deposit of $100,000 or more........      2,025
  Other time deposits................................      1,891
  Interest-bearing deposits..........................      7,323
  Short-term borrowings..............................        907
  Long-term borrowings...............................         90
       Total interest expense........................      8,320
       Net interest income...........................   $ 16,890

(1) CHANGES ATTRIBUTABLE TO BOTH VOLUME AND RATE ARE ALLOCATED ON A WEIGHTED BASIS.
NONINTEREST INCOME
     Noninterest income amounted to $45,051,000 in 1995, an increase of $2,076,000, or 4.8%, over 1994. Noninterest income for 1994 totaled $42,975,000, which represented an increase of $1,681,000, or 4.1%, over 1993. Core noninterest income (noninterest income before gains (losses) on mortgages originated for resale, trading account securities, dispositions of investment securities and securities available for sale, and disposals of fixed assets) amounted to $44,714,000 in 1995, an increase of $2,010,000, or 4.7%, over 1994.
In 1994, core noninterest income totaled $42,704,000, an increase of $2,423,000, or 6.0%, over 1993. The majority of growth in core noninterest income in 1995 compared to 1994 and in 1994 compared to 1993 was due to increases in fees and commissions generated from nondeposit services.
                                       12

     Trust revenues increased $80,000, or 1.5%, in 1995 over the 1994 revenues, which were $355,000, or 7.4%, higher than 1993. The increases were primarily due to growth in the number of managed trust accounts. Total trust assets under administration amounted to $1,684,346,000 at December 31, 1995, $1,486,923,000
at December 31, 1994, and $1,626,716,000 at December 31, 1993. The decline in trust assets under administration in 1994 from 1993 was due to the transfer of self-directed IRAs from UCB's trust department to an unaffiliated custodian and the liquidation of a large custodial account; however, the number of managed accounts grew in 1994, which had a positive effect on trust income for that year.
     Mortgage banking fees (primarily fees received for servicing loans and fees on loans originated and sold in the secondary market) increased $477,000, or 13.5%, in 1995 over 1994 as a result of moderate purchases of servicing rights and increased volumes of in-house originations. Mortgage servicing fees recorded in 1994 decreased $488,000, or 12.1%, in 1994 from 1993 due to a decline in the average servicing fee, as well as a decline in the number of loans originated and sold to outside investors. The decline in the volume of originations was primarily caused by the rising interest rate environment experienced during the last three quarters of 1994. The aggregate principal balance of the portfolio of mortgage loans serviced for third parties amounted to $696,535,000 at December 31, 1995, $641,455,000 at December 31, 1994, and $604,843,000 at December 31,
1993. Gains of $716,000 were recognized during 1995 on the sale of mortgages originated or purchased for sale in the secondary market. This compares to gains of $319,000 in 1994 and $929,000 in 1993. The gains in 1995 included $592,000 recorded pursuant to the prospective adoption of the provisions of Financial Accounting Standards No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," effective April 1, 1995. This statement amends certain provisions of FAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. Under FAS 65, the cost of originated mortgage servicing rights was not recognized as an asset and was charged to earnings when the related loan was sold. As a result of adopting FAS 122, beginning April 1995, the estimated fair values of the rights to service mortgage loans for others have been capitalized on loans originated by UCB that are sold in the secondary market.
     Insurance commissions increased $1,446,000, or 41.5%, in 1995 over 1994, and $1,133,000, or 48.3%, in 1994 compared to 1993, primarily as the result of the previously discussed mergers with two general insurance agencies in 1994 and one in April 1995. Fees received on credit cards and discounts from clearing merchants' credit card receipts increased $73,000, or 2.7%, in 1995 over 1994 which increased $88,000, or 3.4%, over 1993 as the result of higher volumes of credit cards issued and merchant transactions processed. Brokerage and annuity commissions declined $179,000, or 7.8%, in 1995 from 1994 which increased $365,000, or 18.8%, over 1993. The decrease in 1995 resulted from a decline in sales volume from the previous year in annuities ($197,000 or 21.8%) and brokerage fees ($192,000 or 42.6%) while the increase in 1994 over 1993 was principally due to a significant increase in annuity commissions ($320,000 or 54.8%).
     The primary sources of noninterest income for the three years ended December 31, 1995, are summarized in Table 4.
                                       13

TABLE 4.
SUMMARY OF NONINTEREST INCOME

                                                                                                  Years Ended December 31,
                                                                                                 1995       1994       1993
                                                                                                       (In thousands)
Service charges on deposit accounts..........................................................   $22,692    $22,644    $21,937
Trust income.................................................................................     5,243      5,163      4,808
Insurance commissions........................................................................     4,927      3,481      2,348
Mortgage banking fees........................................................................     4,015      3,538      4,026
Bankcard fees and merchant discount..........................................................     2,780      2,707      2,619
Brokerage and annuity commissions............................................................     2,130      2,309      1,944
Other service charges and fees...............................................................     2,145      2,024      1,851
Other operating income.......................................................................       782        838        748
     Total core noninterest income...........................................................    44,714     42,704     40,281
Net gains on mortgages originated for resale.................................................       716        319        929
Net gains on trading account securities......................................................         4          8          9
Net losses on dispositions of securities available for sale..................................        --        (32)        --
Net gains on dispositions of investment securities...........................................         7          5         58
Net gains (losses) on disposal of fixed assets...............................................      (390)       (29)        17
     Total noninterest income................................................................   $45,051    $42,975    $41,294

NONINTEREST EXPENSES, EXCLUDING RESTRUCTURING CHARGES
     Noninterest expenses, excluding restructuring charges, totaled $126,768,000 in 1995, $125,269,000 in 1994, and $115,593,000 in 1993. These amounts represent increases of $1,499,000, or 1.2%, in 1995 over 1994 and $9,676,000, or 8.4%, in
1994 over 1993.
     Personnel expense, the largest component of noninterest expenses, decreased $691,000, or .9%, to $73,017,000 in 1994. In 1994, personnel expense totaled
$73,708,000, which was an increase of $7,248,000, or 10.9%, over 1993. Salaries and wages for 1995 amounted to $54,302,000, a decrease of $42,000 from the 1994 expense. This decrease was due to a net reduction of 190, or 9.9%, in the average number of full-time equivalent employees which more than offset increases in base compensation granted during the year. The net reduction in the average number of full-time equivalent employees was principally due to the previously mentioned restructuring plan which included the consolidation or sale of 15 branch offices, staffing level changes at all branches, and the centralization of certain functions. These initiatives to reduce staff were partially offset by the previously discussed acquisitions which increased the average number of full-time equivalent employees by 72 for 1995. Excluding the effect of these acquisitions, on a pro forma basis, the average number of full-time equivalent employees decreased by 262, or 13.6%, from 1994. Other compensation expense for 1995 increased $462,000, or 11.8%, from 1994 primarily due to increases in temporary employment fees as a result of staffing level changes made in conjunction with the restructuring.
                                       14

TABLE 5.
SUMMARY OF NONINTEREST EXPENSES, EXCLUDING RESTRUCTURING CHARGES

                                                                                                Years Ended December 31,
                                                                                              1995        1994        1993
                                                                                                     (In thousands)
Salaries and wages.......................................................................   $ 54,302    $ 54,344    $ 49,854
Other compensation.......................................................................      4,389       3,927       3,093
Employee benefits........................................................................     14,326      15,437      13,513
     Total personnel expense.............................................................     73,017      73,708      66,460
Occupancy expense........................................................................      9,078       9,289       9,023
Equipment expense........................................................................      6,231       6,037       5,456
Data processing fees and software expense................................................      5,245       4,102       3,779
Marketing and business development.......................................................      4,423       3,841       3,803
Postage and delivery.....................................................................      3,674       3,293       2,888
FDIC deposit insurance premiums..........................................................      3,593       6,138       5,663
Outside services.........................................................................      3,514       3,240       2,791
Printing, stationery, and supplies.......................................................      3,502       2,654       2,687
Telephone expense........................................................................      2,838       2,153       2,132
Travel expense...........................................................................      1,805       1,940       1,735
Amortization of capitalized mortgage servicing rights....................................        691       1,440       2,167
Noncredit losses.........................................................................      1,857       1,309       1,467
Amortization of goodwill and other intangible assets.....................................      2,197         950         438
Other operating expenses.................................................................      5,103       5,175       5,104
     Total noninterest expenses, excluding restructuring charges.........................   $126,768    $125,269    $115,593

     Salaries and wages for 1994 amounted to $54,344,000, an increase of $4,490,000, or 9.0%, from the 1993 expense of $49,854,000. This increase was attributable to normal increases in base compensation and an increase of 37 in the average number of full-time equivalent employees compared to the prior year. The increase in average full-time equivalent employees was primarily due to the acquisition of Home Federal Savings Bank of Eastern North Carolina (Home Federal) in November 1993 and the acquisitions by merger of three general insurance agencies during 1994 and 1993. Other compensation expense for 1994 increased $834,000, or 27.0%, from 1993 primarily due to increases in compensation related to UCB's annual and long-term management incentive plans.
     Expenses for employee benefits decreased $1,111,000, or 7.2%, to $14,326,000 in 1995 from $15,437,000 in 1994, which was an increase of
$1,924,000, or 14.2%, over the 1993 expenses. The decrease in the expenses for 1995 was primarily attributable to the net reduction in the average number of employees as discussed above. For 1995, the net cost of providing medical, life, and disability coverages for employees declined $488,000, or 11.9%; expenses associated with the defined benefit pension plans decreased $472,000, or 13.8%; and payroll taxes decreased $177,000, or 4.3%.
     The increase in benefits expense for 1994 compared to 1993 was primarily attributable to increased net costs of providing group medical, life, and disability insurance coverages for employees, increased expenses associated with the defined benefit pension plans and other postretirement benefit plans, and an increase in the costs of UCB's employee savings plan 401(k) plan. The net costs of providing group medical, life, and disability coverages for employees increased $749,000 compared to 1993 as the result of the increased number of employees covered as well as the general inflationary trend for medical services. Pension and other postretirement benefit expenses increased $320,000, or 7.7%, primarily due to an increase in the number of covered employees as a result of the acquisitions of Home Federal and the general insurance agency in Charlotte as well as increased imputed interest expense on projected benefit obligations which continued to grow in concert with the increasing average length of service and age of the workforce. The increase in contributions to the employee savings plan amounted to $358,000, or 17.3%, and was primarily the result of the increased number of personnel previously discussed.
     Occupancy expense decreased $211,000, or 2.3%, during 1995 compared to an increase of $266,000, or 2.9%, during 1994. The decreases in cost recorded during 1995 were primarily the result of the elimination of branch locations as a part of implementing the restructuring plan referred to above. During 1994, facilities depreciation expense increased $195,000, or
                                       15

11.6%, while expenses for premises maintenance contracts increased $130,000, or 12.8%. These cost increases were primarily due to the addition of the eight branches in the Home Federal acquisition, the addition of four facilities in the insurance agencies mergers, and the opening of two additional branch offices.
     Equipment expense for 1995 was $6,231,000, an increase of $194,000, or 3.2%, over the $6,037,000 incurred during 1994, which represented an increase of $581,000, or 10.6%, over the 1993 expense of $5,456,000. Furniture and equipment depreciation expense for 1995 increased $84,000, or 2.8%, and expenses for the purchase of noncapitalized furniture increased $125,000, or 39.7%, during 1995 primarily due to purchases related to the previously mentioned acquisition of branch offices from another financial institution and the installation of digital imaging equipment in certain support areas. During 1994, furniture and equipment depreciation expense increased $405,000 (15.9%), and maintenance contracts on furniture and equipment increased $259,000 (13.9%). These increases were the result of upgrades made in acquired facilities, additional maintenance contracts on upgraded equipment in support areas, new mainframe computer equipment, and implementation of a branch automation project.
     Deposit insurance premiums paid to the Federal Deposit Insurance Corporation (FDIC) decreased $2,545,000, or 41.5%, to $3,593,000 from $6,138,000 in 1994 which was a $475,000, or 8.4%, increase over the 1993 expense of $5,663,000. The decrease in the 1995 expense resulted from the reduction in the assessment rate from $.23 to $.04 per $100 of deposits that was adopted by the FDIC effective June 1, 1995. The premium increase in 1994 reflects growth in deposits over the prior year as the assessment rate remained constant at $.23 per $100 in deposits for both years.
     Data processing fees and software expense increased $1,143,000, or 27.9%, to $5,245,000 in 1995 from $4,102,000 in 1994. The 1994 expense increased
$323,000, or 8.5%, over the 1993 expense of $3,779,000. The increase incurred during 1995 was primarily due to higher software expense resulting from the replacement of mainframe applications software and purchase of software designed to automate certain labor-intensive tasks as part of the previously discussed restructuring plan. The increased expense incurred in 1994 was primarily attributable to $325,000 in costs incurred to cancel a data processing contract as a part of the Bank of Iredell merger and a $401,000 (43.9%) increase in the cost of processing credit card transactions due to a change in third-party processor pricing and increased transaction volume. The aforementioned increases in expense were partially offset by a decrease of $548,000 in noncapitalized software. This decrease was the result of costs incurred during 1993 related to the implementation of a branch automation project.
     Marketing and business development expense increased $582,000, or 15.2%, during 1995 and $38,000, or 1.0%, during 1994. The 1995 increase was primarily due to increased advertising related to campaigns designed to increase commercial and consumer loan volume and deposit balances.
     Outside services expense totaled $3,514,000 in 1995, $3,240,000 in 1994, and $2,791,000 in 1993. The 1995 increase of $274,000 (8.5%) over 1994 was primarily due to merger expense related to the insurance agency acquired during the year and professional fees incurred in connection with the pending mergers with Seaboard Savings Bank, Inc. and Triad Bank, both of which are scheduled to close during the first quarter of 1996. In addition, professional services expense included approximately $114,000 in costs associated with the replacement of UCB's main applications software systems. The 1994 increase of $449,000 (16.1%) over 1993 was primarily due to expenses related to the Bank of Iredell merger.
     Amortization of capitalized mortgage loan servicing rights decreased $749,000, or 52.0%, during 1995 to $691,000 from $1,440,000 in 1994, which was a decrease of $727,000, or 33.5%, from the 1993 expense. The decrease in the 1995 expense from the prior year was due to large packages of servicing rights purchased in prior years becoming fully amortized at the end of 1994. The high level of expense for 1993 compared to the level in 1994 resulted from adjustments made in 1993 to the amortization periods utilized in order to reflect changes in market conditions. As previously discussed, UCB adopted the provisions of FAS 122, "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," effective April 1, 1995. As a result of adopting FAS 122, the estimated fair values of the rights to service mortgage loans for others have been capitalized on loans originated by UCB and sold in the secondary market. At December 31, 1995, unamortized originated mortgage servicing rights totaling $448,000, net of a $104,000 valuation reserve, were carried as an intangible asset on UCB's books. Amortization of originated mortgage servicing rights totaled $94,000 during 1995 and is included in the capitalized mortgage loan servicing rights amortization discussed above for comparison purposes. At December 31, 1995, unamortized purchased mortgage servicing rights totaling $3,235,000 were carried as an intangible asset on UCB's books compared to $2,555,000 at December 31, 1994, and $3,294,000 at December 31, 1993. The aggregate unpaid principal balances of the mortgage loans on which servicing rights were purchased or capitalized amounted to $501,936,000, at December 31, 1995, $408,187,000 at December 31, 1994, and
$484,267,000 at December 31, 1993.
                                       16

     Noncredit losses increased $548,000 to $1,857,000 in 1995 from $1,309,000 in 1994. The 1994 expense represented a decrease of $158,000 from the 1993 total of $1,467,000. The increase in the 1995 expense was primarily due to charges incurred to adjust the carrying value of foreclosed property to the expected net realizable value and losses arising from matters other than the collection of loans. The decline in the 1994 expense relative to the 1993 level was primarily attributable to the decline in net losses and other expenses related to foreclosed assets. In 1995, the net losses and other expenses related to foreclosed assets amounted to $665,000 compared to $453,000 in 1994 and $750,000 in 1993.
     Amortization of goodwill and other intangible assets increased to $2,197,000 in 1995 from $950,000 in 1994 and $438,000 in 1993. The increase in
1995 expense resulted primarily from an increase of $1,365,000 in the amortization of deposit base premiums, principally due to the previously discussed purchase of 12 branches during the year. This was partially offset by a decrease of $135,000 in goodwill amortization due to the sale of two branch operations as part of implementing the previously mentioned restructuring plan. The increase in 1994 expense compared to 1993 resulted from an increase in goodwill amortization due to the acquisition of Home Federal in November 1993.
     The increases in the remaining categories of noninterest expenses incurred during 1995 and 1994 were primarily related to the continued expansion of operations. Table 5 represents a breakdown of noninterest expenses, other than restructuring charges, for the three years ended December 31, 1995. RESTRUCTURING CHARGES
     In October 1994, the Boards of Directors of UCB and its bank subsidiaries, United Carolina Bank and United Carolina Bank of South Carolina, approved a plan to restructure the operations of the aforementioned bank subsidiaries to streamline procedures in a manner to enhance the quality of financial services provided to customers and increase operating efficiency. The major elements of the plan included staffing level changes at all branches to better match customer arrival patterns, a reduction in full-time staff positions as a result of the centralization of certain functions and automation of many labor-intensive tasks, and the consolidation or divestiture of certain branch offices.
     Restructuring charges to implement the reorganization plan totaled $11,906,000 in 1994. The plan included the elimination of approximately 235 jobs that were classified as regular full-time positions through either a special early retirement program or severance arrangements. Positions throughout the company were eliminated, with the largest percentage of jobs being eliminated or positions reduced in the branch operations. All employees 50 years of age or older with a combined age plus years of service totaling 70 or more were offered special early retirement benefits. The costs associated with increases in the actuarially determined pension and postretirement medical expenses totaled $9,427,000. Severance arrangements were awarded to employees whose positions were scheduled to be eliminated and who either were not eligible for the special early retirement benefits or who chose not to accept the special early retirement offer. Expense related to the severance arrangements totaled $346,000.
     The restructuring plan included discontinuing the operation of 15 branch offices through the consolidation of operations into other UCB offices or the divestiture of the branch locations. The estimated net cost of eliminating these offices, including transferring the deposits, was $801,000. Included in this cost was $1,149,000 of unamortized goodwill related to branch offices in communities where UCB did not have nearby locations, and, therefore, it was likely that a substantial amount of the customer accounts associated with these branch offices would move to other financial institutions.
     Professional fees associated with the restructuring plan totaled $1,280,000. These included fees for the services of a consulting firm retained to assist management in analyzing operations and developing the reorganization plan and fees relating to the design and implementation of the special retirement benefits and severance awards. A summary of the restructuring charges is presented in Table 6.
                                       17

TABLE 6.
SUMMARY OF RESTRUCTURING CHARGES

                                                                    Total Charged          Accrued
                                                                    Against 1994         Liability at          Amounts
                                                                      Operating          December 31,           Paid
                                                                       Results               1994            During 1995
                                                                                       (In thousands)
Retirement benefits..............................................      $ 8,297              $  177             $   177
Postretirement medical expense...................................        1,130                  --                  --
Severance benefits...............................................          346                 315                 315
  Total personnel costs..........................................        9,773                 492                 492
Professional fees relating to restructuring plan.................        1,280                  20                  20
Loss on divestiture or closing of branch operations..............          801                 801                 663
Other restructuring costs........................................           52                  --                  --
  Total restructuring charges....................................       11,906               1,313               1,175
Applicable income tax benefit....................................       (4,307)                (66)                (11)
  Restructuring charges, net of applicable income tax benefit....      $ 7,599              $1,247             $ 1,164
  Reduction in earnings per share from restructuring charges, net
     of applicable income tax benefit............................      $   .34
                                                                     Accrued
                                                                   Liability at
                                                                   December 31,
                                                                       1995
Retirement benefits..............................................     $--
Postretirement medical expense...................................     --
Severance benefits...............................................     --
  Total personnel costs..........................................     --
Professional fees relating to restructuring plan.................     --
Loss on divestiture or closing of branch operations..............        138
Other restructuring costs........................................     --
  Total restructuring charges....................................        138
Applicable income tax benefit....................................        (55)
  Restructuring charges, net of applicable income tax benefit....     $   83
  Reduction in earnings per share from restructuring charges, net of applicable income tax benefit............................

INCOME TAXES
     UCB's effective income tax rate was 36.3% in 1995, 36.4% in 1994, and 32.7% in 1993. The increase in the effective tax rate during 1995 and 1994 compared to 1993 was the result of the decline in the percentage of income derived from tax-exempt securities and loans as well as significant nondeductible expenses related to the merger activity and the restructuring charges previously discussed.
     The effective income tax rate on income before taxes was lower than the combined statutory federal and state rates primarily because interest earned on investments in debt instruments of states, counties, and municipalities is exempt from federal income tax and may be exempt from state income tax. Substantially all income earned on securities of the United States government or its agencies is exempt from state income taxes.
CUMULATIVE EFFECTS OF CHANGES IN ACCOUNTING METHODS
     Effective January 1, 1994, UCB adopted Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," which requires the accrual of expenses for the estimated cost of benefits provided for employees after employment but before retirement. The adoption of FAS 112 required immediate recognition of the actuarially determined liability for postemployment benefits which amounted to $529,000 at December 31, 1993. The mandatory adoption of FAS 112 resulted in a charge against net income of $316,000, net of deferred income taxes, which was recorded as a cumulative effect of a change in accounting method during the first quarter of 1994.
     Effective January 1, 1993, UCB adopted Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," which requires a balance sheet approach to financial accounting for income taxes. The mandatory adoption of FAS 109 resulted in an increase in net income of $855,000, which was recorded as a cumulative effect of a change in accounting method. The adoption of FAS 109 should have no significant impact on the effective tax rate applicable to future operating results except as may result from future changes, if enacted, in the tax code.
SECURITIES
     Average aggregate securities available for sale and investment securities totaled $686,838,000 in 1995, an increase of $80,950,000, or 13.4%, from
$605,888,000 in 1994 which was $661,000, or .1%, greater than the average for 1993. The growth in average securities during 1995 was primarily the result of a higher level of growth in deposits relative to the growth in loans. A portion of the relative disparity in growth rates between deposits and loans was due to the previously discussed deposit balances related to the branches purchased effected in May 1995. The absence of growth experienced during 1994 was primarily the result of loan growth of a magnitude to absorb increases in funds provided.
                                       18

     During 1995, UCB was able to replace maturing securities with higher yielding securities, thereby raising the average tax-equivalent yield on securities available for sale and investment securities to 6.02% from 5.32% in 1994. The declining interest rate environment that existed throughout 1993 and continued through the first quarter of 1994 along with the relatively short-weighted average remaining maturity of UCB's securities portfolios caused the average tax-equivalent yield on investment securities and securities available for sale to decline to 5.32% in 1994 from 5.50% in 1993.
TABLE 7.
SECURITIES PORTFOLIOS MATURITY SCHEDULE

                                                              Scheduled Maturities at December 31, 1995
                                                                                  After 5 Years                       Total
                                                               After 1 Year        Through 10
                                          1 Year or Less      Through 5 Years         Years        After 10 Years
                                          Amount    Yield     Amount    Yield    Amount    Yield   Amount    Yield    Amount
                                                                        (Dollars in thousands)
Securities available for sale at
  approximate market value:
  United States government
    securities.........................  $146,363    5.91 %  $440,388    5.98 %  $   --     --  %  $   --     --  %  $586,751
  Obligations of United States
    government agencies and
    corporations.......................   132,162    5.69       1,571    5.91       288    5.88        --     --      134,021
  Obligations of states and political
    subdivisions(1)....................        --    --            --    --       1,002    6.52       100    7.42       1,102
  Mortgage-backed securities(2)........        --    --        26,865    5.72        --     --         --     --       26,865
  Federal Home Loan Bank stock.........        --    --            --    --          --     --     10,144    7.25      10,144
  Other securities.....................        47   10.08           5    5.50        --     --        562     --          614
    Total securities available for
      sale.............................  $278,572    5.80 %  $468,829    5.96 %  $1,290    6.37 %  $10,806   6.87 %  $759,497
Investment securities at amortized
  cost:
  Obligations of states and political
    subdivisions(3)....................  $ 12,356    9.81 %  $ 22,842    8.99 %  $19,982   8.22 %  $4,247    9.75 %  $ 59,427
    Total investment securities........  $ 12,356    9.81 %  $ 22,842    8.99 %  $19,982   8.22 %  $4,247    9.75 %  $ 59,427
                                                  Average
                                                  Maturity
                                         Yield    (Years)
Securities available for sale at
  approximate market value:
  United States government
    securities.........................   5.96 %    1.50
  Obligations of United States
    government agencies and
    corporations.......................   5.69       .17
  Obligations of states and political
    subdivisions(1)....................   6.60      6.67
  Mortgage-backed securities(2)........   5.72      2.92
  Federal Home Loan Bank stock.........   7.25      --
  Other securities.....................   --        --
    Total securities available for
      sale.............................   5.92 %    1.33
Investment securities at amortized
  cost:
  Obligations of states and political
    subdivisions(3)....................   8.96 %    4.50
    Total investment securities........   8.96 %    4.50

(1) IMPACT ON YIELDS FROM TAX-EQUIVALENT ADJUSTMENTS (BASED ON A 35% TAX RATE):
    AFTER FIVE YEARS THROUGH TEN YEARS, 2.28%; AFTER TEN YEARS, 2.60%; TOTAL, 2.31%.
(2) AT DECEMBER 31, 1995, UCB OWNED COLLATERALIZED MORTGAGE OBLIGATIONS ISSUED BY THE FEDERAL HOME LOAN MORTGAGE CORPORATION (FHLMC) WHICH HAD AN AMORTIZED COST OF $11,721,000 AND A MARKET VALUE OF $11,593,000. UCB ALSO OWNED COLLATERALIZED MORTGAGE OBLIGATIONS ISSUED BY THE FEDERAL NATIONAL MORTGAGE ASSOCIATION (FNMA). THESE SECURITIES HAD AN AMORTIZED COST OF $13,045,000 AND A MARKET VALUE OF $12,874,000. UCB ALSO OWNED COLLATERALIZED MORTGAGE OBLIGATIONS ISSUED BY A PRIVATE ISSUER AND GUARANTEED BY THE GOVERNMENT NATIONAL MORTGAGE ASSOCIATION (GNMA). THESE SECURITIES HAD AN AMORTIZED COST OF $405,000 AND A MARKET VALUE OF $436,000. OTHER MORTGAGE-BACKED PASS-THROUGH SECURITIES ISSUED BY VARIOUS UNITED STATES GOVERNMENT AGENCIES AND CORPORATIONS HAVING A BOOK VALUE OF $1,995,000 AND A MARKET VALUE OF $1,962,000 WERE ALSO HELD AT DECEMBER 31, 1995. THE MORTGAGE-BACKED SECURITIES ARE SHOWN AT THEIR WEIGHTED AVERAGE EXPECTED LIFE OBTAINED FROM AN OUTSIDE EVALUATION OF THE AVERAGE REMAINING LIFE OF EACH SECURITY BASED ON HISTORIC PREPAYMENT SPEEDS OF THE UNDERLYING MORTGAGES AT DECEMBER 31, 1995.
(3) IMPACT ON YIELDS FROM TAX-EQUIVALENT ADJUSTMENTS (BASED ON A 35% TAX RATE):
    ONE YEAR OR LESS, 3.43%; AFTER ONE YEAR THROUGH FIVE YEARS, 3.15%; AFTER FIVE YEARS THROUGH TEN YEARS, 2.88%; AFTER TEN YEARS, 3.41%; TOTAL, 3.14%.
     At December 31, 1995, net unrealized gains of $4,993,000 were included in the carrying value of securities classified by UCB as available for sale compared to net unrealized losses of $7,000,000 at December 31, 1994. The net unrealized losses in the available for sale portfolio at December 31, 1994, were considered by management to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations. Net unrealized gains, net of applicable deferred income tax benefits, of $2,898,000 were reported as a separate component of stockholders' equity at December 31, 1995, compared to net unrealized losses, net of deferred income taxes, of $5,293,000 at December 31, 1994, and net unrealized gains, net of deferred income taxes, of $845,000 at December 31, 1993.
     UCB has invested in mortgage-backed securities with approximate market values totaling $26,865,000 with expected average lives of two to five years. These investments were classified as available for sale at December 31, 1995, and were comprised of $24,903,000 in collateralized mortgage obligations issued by agencies of the United States government or secured by mortgage-backed securities guaranteed by United States government agencies and corporations. Of these, $12,874,000 were issued by the Federal National Mortgage Association, $11,593,000 were issued by the Federal Home Loan Mortgage Corporation, and $436,000 were issued by various private issuers and secured by mortgage-backed securities guaranteed by the Government National Mortgage Association. Other mortgage-backed pass-through securities issued by various
                                       19

United States government agencies and corporations totaling $1,962,000 were also held at December 31, 1995. None of these securities were classified as high-risk pursuant to existing bank regulatory guidelines.
     The market value of the investment securities portfolio exceeded the book value by $1,912,000 at December 31, 1995. The book value of the investment securities portfolio exceeded the market value by $5,877,000 at December 31, 1994. The net unrealized losses in the investment securities portfolio at December 31, 1994, were considered by management to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations. The market value of investment securities exceeded the book value by $7,070,000 at December 31, 1993.
     UCB's investments in state and municipal obligations totaled $60,529,000 at December 31, 1995. Securities issued by the State of North Carolina and municipalities located within North Carolina amounted to $29,071,000 and represented 48.0% of total investments in state and municipal obligations; and securities issued by the State of South Carolina and municipalities located within South Carolina amounted to $15,225,000, or 25.2%, of the total.
     At December 31, 1995, $26,341,000, or 43.5%, of UCB's municipal bond holdings was composed of securities rated AAA by Moody's Investor Services (or an equivalent rating by a comparable rating service); $4,440,000, or 7.3%, was rated AA; $25,246,000, or 41.7%, was rated A; and $2,214,000, or 3.7%, was rated
BAA. UCB also owned municipal bonds with a book value of $166,000 at December 31, 1995, that had ratings of less than investment grade and securities with a book value of $2,120,000 at December 31, 1995, which had not been rated by a rating agency. Included in the unrated securities were bonds with a book value of $1,381,000 that are collateralized by United States government securities. The majority of the balance of unrated municipal bonds as well as the securities that had ratings of less than investment grade were bonds issued by municipalities located within UCB's market areas. UCB monitors the operation of these municipalities, and it is management's opinion that no more than a normal risk of loss exists on these securities.
     During the period of November 15, 1995, through December 31, 1995, the Financial Accounting Standards Board permitted a one-time opportunity for institutions to reassess the designations of all securities and to redesignate securities if deemed appropriate. On December 29, 1995, UCB reclassified securities with a market value of $202,073,000 to securities available for sale from securities held to maturity. This included $198,590,000 in United States government securities, $1,859,000 in United States government agencies securities, $1,102,000 in state and municipal securities, and $522,000 in other securities. The United States government and government agencies securities were reclassified since their average remaining maturity was approximately two years and more closely matched the maturity of existing available for sale United States government and government agencies securities held by UCB. The state and municipal obligations were transferred to allow UCB the flexibility to exercise put options contained in the original indenture agreements should market conditions dictate such actions.
     Other than the mortgage-backed securities previously discussed, UCB owned no investment securities at December 31, 1995, which were considered derivative investments by regulatory authorities.
     A summary of UCB's securities portfolios as of the end of 1995 is presented in Table 7 and in Note 2 of the notes to the consolidated financial statements. LOANS
     Average loans amounted to $2,574,086,000 in 1995, an increase of $254,777,000, or 11.0%, over 1994. This compares to a growth in average loans during 1994 of $300,222,000, or 14.9%, over 1993. At December 31, 1995, loans, net of unearned income, totaled $2,659,943,000, which was $241,785,000, or 10.0%, higher than loans outstanding at December 31, 1994. At year-end 1994, loans totaled $2,418,158,000, which was an increase of $191,733,000, or 8.6%, over December 31, 1993. The loan growth experienced during the past two years has resulted from increases in consumer loans other than those secured by real estate, loans secured by 1-4 family residences, and loans for business and investment purposes, much of which is secured by real estate.
                                       20

TABLE 8.
SUMMARY OF LOANS PORTFOLIO

                                                                      December 31,
                                        1995                   1994                   1993                   1992
                                              % OF                   % of                   % of                   % of
                                              TOTAL                  Total                  Total                  Total
                                  AMOUNT      LOANS      Amount      Loans      Amount      Loans      Amount      Loans
                                                                 (Dollars in thousands)
Breakdown of loans at
  year-end:
  Loans secured by real
    estate:
    Construction and land
      acquisition and
      development.............  $  210,658    7.92  %  $  175,975     7.28 %  $  158,538     7.12 %  $  164,394     8.66%
    Secured by nonfarm,
      nonresidential
      properties..............     580,047   21.80        533,521    22.05       521,286    23.40       465,106    24.49
    Secured by farmland.......      88,980    3.34         82,542     3.41        68,608     3.08        62,741     3.30
    Secured by multifamily
      residences..............      60,878    2.29         62,183     2.57        51,818     2.33        33,377     1.76
  Total loans secured by real
    estate, excluding loans
    secured by 1-4 family
    residences(1).............     940,563   35.35        854,221    35.31       800,250    35.93       725,618    38.21
    Revolving credit secured
      by 1-4 family
      residences..............     130,457    4.90        116,672     4.82       111,878     5.02       113,654     5.99
    Other loans secured by 1-4
      family residences.......     565,633   21.26        535,139    22.12       497,148    22.32       373,763    19.68
  Total loans secured by 1-4
    family residences.........     696,090   26.16        651,811    26.94       609,026    27.34       487,417    25.67
  Total loans secured by
    real estate...............   1,636,653   61.51      1,506,032    62.25     1,409,276    63.27     1,213,035    63.88
  Commercial, financial, and
    agricultural loans,
    excluding loans secured by
    real estate...............     267,302   10.05        237,656     9.82       239,908    10.77       223,568    11.77
  Loans to individuals for
    household, family, and
    other personal
    expenditures, excluding
    loans secured by real
    estate....................     673,123   25.30        607,606    25.12       510,647    22.92       409,207    21.55
  All other loans.............      83,471    3.14         67,852     2.81        67,761     3.04        53,163     2.80
  Total loans.................   2,660,549   100.00 %   2,419,146   100.00 %   2,227,592   100.00 %   1,898,973   100.00%
    Unearned income...........        (606)                  (988)                (1,167)                (1,067)
  Total loans, net of unearned
    income....................  $2,659,943             $2,418,158             $2,226,425             $1,897,906
                                        1991
                                              % of
                                              Total
                                  Amount      Loans
Breakdown of loans at
  year-end:
  Loans secured by real
    estate:
    Construction and land
      acquisition and
      development.............  $  156,948     8.63 %
    Secured by nonfarm,
      nonresidential
      properties..............     433,191    23.80
    Secured by farmland.......      41,421     2.28
    Secured by multifamily
      residences..............      28,132     1.55
  Total loans secured by real
    estate, excluding loans
    secured by 1-4 family
    residences(1).............     659,692    36.26
    Revolving credit secured
      by 1-4 family
      residences..............     106,046     5.83
    Other loans secured by 1-4
      family residences.......     347,702    19.11
  Total loans secured by 1-4
    family residences.........     453,748    24.94
  Total loans secured by
    real estate...............   1,113,440    61.20
  Commercial, financial, and
    agricultural loans,
    excluding loans secured by
    real estate...............     263,349    14.48
  Loans to individuals for
    household, family, and
    other personal
    expenditures, excluding
    loans secured by real
    estate....................     388,211    21.34
  All other loans.............      54,270     2.98
  Total loans.................   1,819,270   100.00 %
    Unearned income...........        (423)
  Total loans, net of unearned
    income....................  $1,818,847

     Maturity schedule of selected categories of loans at December 31, 1995(2):

                                               Construction        Secured by
                                                 and Land           Nonfarm,                     Secured by      Commercial,
                                              Acquisition and    Nonresidential    Secured by    Multifamily    Financial, and
                                                Development        Properties       Farmland     Residences      Agricultural
                                                                               (In thousands)
  Due on demand............................      $  52,360          $ 20,454        $    205       $   669         $ 15,064
  Due in 1 year or less....................         81,950            82,944          10,832         7,151           98,984
  Due after 1 year through 5 years:
    Floating interest rates................         26,704           155,176          17,446        15,409           55,752
    Fixed interest rates...................         32,490           177,294          13,663        16,821           66,863
  Due after 5 years:
    Floating interest rates................          4,193            77,054          45,300        13,701            8,362
    Fixed interest rates...................         12,961            67,125           1,534         7,127           22,277
      Total................................      $ 210,658          $580,047        $ 88,980       $60,878         $267,302
                                                Total
  Due on demand............................  $    88,752
  Due in 1 year or less....................      281,861
  Due after 1 year through 5 years:
    Floating interest rates................      270,487
    Fixed interest rates...................      307,131
  Due after 5 years:
    Floating interest rates................      148,610
    Fixed interest rates...................      111,024
      Total................................  $ 1,207,865

(1) INCLUDES $16,084,000 AT DECEMBER 31, 1995; $4,821,000 AT DECEMBER 31, 1994;
    $25,876,000 AT DECEMBER 31, 1993; $21,118,000 AT DECEMBER 31, 1992; AND
    $15,891,000 AT DECEMBER 31, 1991, IN PERMANENT MORTGAGES ORIGINATED FOR SALE IN THE SECONDARY MARKET WHICH ARE STATED AT THE LOWER OF AGGREGATE COST OR MARKET VALUE.
(2) UCB'S EXPERIENCE HAS BEEN THAT CERTAIN LOANS WILL BE RENEWED, RESCHEDULED, OR REPAID PRIOR TO THE STATED MATURITY. ADDITIONALLY, A SIGNIFICANT NUMBER OF LOANS WILL BE RESCHEDULED AT MATURITY PURSUANT TO THE ORIGINAL TERMS OF THE CREDIT AGREEMENTS, PROVIDED THAT APPLICABLE TERMS AND CONDITIONS HAVE BEEN MET. ACCORDINGLY, THE ABOVE MATURITY SCHEDULE SHOULD NOT BE REGARDED AS A FORECAST OF FUTURE CASH COLLECTIONS.
                                       21

     A large portion of UCB's loan portfolio has historically been composed of loans secured by various types of real estate. At December 31, 1995, $1,636,653,000, or 61.5%, of UCB's loans was secured by liens on real property. Included in this total are $696,090,000, or 26.2% of total loans, in credit secured by liens on 1-4 family residential properties; and $940,563,000, or 35.3% of total loans, in credit secured by liens on other types of real estate. Approximately $458,031,000 of loans secured by real estate other than 1-4 family residences depended on cash flow from sales of properties, proceeds from permanent loans, or lease or rental payments generated by the collateral as the primary source of repayment. The remaining approximately $482,532,000 in loans secured by real estate other than 1-4 family residences depended on sources of repayment by the borrower other than cash flow from the sale, refinancing, or operation of the collateral, with the collateral serving as a contingent source of repayment. These loans are typically extensions of credit to businesses secured by liens on the business facilities or other real property owned by the borrower. A breakdown of loans secured by real estate other than 1-4 family residences is shown in Table 9.
     A summary of the loan portfolio as of December 31, 1995, and at the end of the preceding four years is shown in Table 8.
TABLE 9.
SUMMARY OF LOANS SECURED BY REAL ESTATE, EXCLUDING LOANS SECURED BY 1- 4 FAMILY RESIDENCES

                                                                                    December 31, 1995
                                                                Owner-Occupied      Nonowner-Occupied          Total
                                                                           % of                 % of                 % of
                                                                           Total                Total                Total
                                                                Amount     Loans     Amount     Loans     Amount     Loans
                                                                                 (Dollars in thousands)
Loans secured by real estate, excluding loans secured by 1-4 family residences:
  Construction and land acquisition
     and development(1).....................................   $ 55,085     2.07%   $155,573     5.85%   $210,658     7.92%
  Secured by nonfarm, nonresidential properties:
     Manufacturing, warehouse, and other industrial
       properties...........................................    156,072     5.87     120,049     4.51     276,121    10.38
     Shopping centers, restaurants, and other retail
       properties...........................................     34,461     1.29      29,817     1.13      64,278     2.42
     Office buildings.......................................     21,425      .81      24,595      .92      46,020     1.73
     Hotel/motel............................................         --     --        30,356     1.14      30,356     1.14
     All other..............................................    126,509     4.75      36,763     1.38     163,272     6.13
       Total loans secured by nonfarm, nonresidential
          properties........................................    338,467    12.72     241,580     9.08     580,047    21.80
  Secured by farmland.......................................     88,980     3.34          --     --        88,980     3.34
  Secured by multifamily residences.........................         --     --        60,878     2.29      60,878     2.29
       Total loans secured by real estate, excluding loans
          secured by 1-4 family residences..................   $482,532    18.13%   $458,031    17.22%   $940,563    35.35%

(1) CONSTRUCTION AND LAND ACQUISITION AND DEVELOPMENT LOANS SEGREGATED BETWEEN LOANS TO "PERMANENT" OWNERS OF PROPERTY (OWNER-OCCUPIED) AND LOANS TO REAL ESTATE DEVELOPERS AND/OR BUILDERS (NONOWNER-OCCUPIED).
NONPERFORMING AND PROBLEM ASSETS
     Nonperforming assets, which consists of foreclosed assets, nonaccrual loans, and restructured loans, totaled $9,913,000 in the aggregate at December 31, 1995, $19,319,000 at December 31, 1994, and $27,413,000 at December 31,
1993. Nonperforming assets as a percentage of loans and foreclosed assets at year-end amounted to .37% in 1995, .80% in 1994, and 1.23% in 1993. Total problem assets (nonperforming assets and loans 90 days or more past due) amounted to $15,155,000 at December 31, 1995, $23,953,000 at December 31, 1994,
and $34,279,000 at December 31, 1993. Total problem assets as a percentage of loans and foreclosed assets at year-end was .57% in 1995, .99% in 1994, and 1.54% in 1993. A summary of nonperforming and problem assets outstanding at the end of each of the past five years is shown in Table 10.
                                       22

     At December 31, 1995, $7,775,000, or 78.4%, of UCB's nonperforming assets was comprised of loans secured by real estate or the estimated fair value, less estimated disposal costs, of collateral taken in full or partial settlement of loans secured by real estate. A breakdown of nonperforming assets by major classification is shown in Table 11.
     Interest income of $34,000 was recorded in connection with loans classified as nonaccrual at December 31, 1995. Had these loans performed in accordance with their contractual terms, $487,000 of interest income would have been recorded during the year. Accrual of interest income on loans is suspended when, in the judgment of UCB's management, doubts exist as to the collectibility of additional interest within a reasonable period of time.
TABLE 10.
SUMMARY OF NONPERFORMING AND PROBLEM ASSETS

                                                                                             December 31,
                                                                           1995       1994       1993       1992       1991
                                                                                        (Dollars in thousands)
Foreclosed assets......................................................   $ 5,047    $ 5,296    $ 6,591    $12,075    $15,126
Nonaccrual loans.......................................................     4,866      5,200     11,789     18,154     19,778
  Total foreclosed assets and nonaccrual loans.........................     9,913     10,496     18,380     30,229     34,904
Restructured loans(1)..................................................        --      8,823      9,033      9,232      9,423
  Total nonperforming assets...........................................     9,913     19,319     27,413     39,461     44,327
Loans 90 days or more past due, excluding nonaccrual loans.............     5,242      4,634      6,866      6,170      9,504
  Total problem assets.................................................   $15,155    $23,953    $34,279    $45,631    $53,831
As a percent of loans and foreclosed assets at year-end:
  Foreclosed assets and nonaccrual loans...............................       .37%       .43%       .82%      1.58%      1.90%
  Total nonperforming assets...........................................       .37        .80       1.23       2.07       2.42
  Total problem assets.................................................       .57%       .99%      1.54%      2.39%      2.94%

(1) REPRESENTS A REDUCED RATE LOAN PERFORMING IN ACCORDANCE WITH RESTRUCTURED TERMS WHICH WAS REPAID DURING 1995.
     Effective January 1, 1995, UCB adopted Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan" and Financial Accounting Standards No. 118 (FAS 118), "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." These statements amended FAS 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of a receivable when assessing the need for a loss accrual; and FAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of the restructuring. At December 31, 1995, the recorded investment in loans that are considered impaired under FAS 114 was $4,866,000, all of which was on a nonaccrual basis. Included in this amount was $1,651,000 of impaired loans for which $300,000 of the reserve for credit losses was assigned. The average recorded investment during 1995 in loans classified as impaired at December 31, 1995, was approximately $6,000,000. During 1995, UCB recognized interest income on these impaired loans of $34,000 using the cash basis of accounting. Prior to January 1, 1995, UCB measured loan impairment in a manner generally consistent with the methods prescribed in FAS 114, and, as a result, no additions to the reserve for credit losses were required due to the adoption of this accounting standard.
     In addition to the nonperforming and problem assets described above, which included loans considered impaired under FAS 114, UCB had loans to various borrowers totaling approximately $15,750,000 at December 31, 1995, for which management has serious concerns regarding the ability of the borrowers to continue to comply with present loan repayment terms which could result in some or all of these loans becoming classified as problem assets. These concerns resulted from various credit considerations, including the financial position, operating results and cash flow of the borrowers, and the current estimated fair value of the underlying collateral.
                                       23

TABLE 11.
BREAKDOWN OF NONPERFORMING ASSETS

                                                                                                    December 31, 1995
                                                                                                                        Total
                                                                                                                    Nonperforming
                                                                                      Foreclosed    Nonaccrual     Assets Percent
                                                                                      Assets(1)       Loans       Amount  of Total
                                                                                                  (Dollars in thousands)
Loans secured by real estate:
  Construction and land acquisition and development................................     $2,185        $3,696      $5,881     59.33%
  Secured by nonfarm, nonresidential properties:
     Manufacturing, warehouse, and other industrial properties.....................         --           200         200      2.02
     Shopping centers, restaurants, and other retail properties....................        442            25         467      4.71
     All other.....................................................................        640           104         744      7.51
       Total secured by nonfarm, nonresidential properties.........................      1,082           329       1,411     14.24
  Secured by farmland..............................................................         --            36          36       .35
  Total loans secured by real estate, excluding loans secured by 1-4 family
     residences....................................................................      3,267         4,061       7,328     73.92
     Loans secured by 1-4 family residences........................................        392            55         447      4.51
  Total loans secured by real estate...............................................      3,659         4,116       7,775     78.43
  All other loans..................................................................      1,388           750       2,138     21.57
       Total.......................................................................     $5,047        $4,866      $9,913    100.00%

(1) REPRESENTS CARRYING VALUE OF COLLATERAL TAKEN IN SETTLEMENT, OR PARTIAL SETTLEMENT, OF LOANS IN INDICATED CATEGORY.
PROVISION AND RESERVE FOR CREDIT LOSSES
     The provision for credit losses amounted to $6,800,000 in 1995, an increase of $3,429,000 over the $3,371,000 provision in 1994, which was a decrease of $1,622,000 from the $4,993,000 recorded in 1993. Credit losses, net of recoveries, amounted to $4,964,000 in 1995 compared to $3,788,000 in 1994 and $4,027,000 in 1993. Net credit losses amounted to .19% of average loans outstanding during 1995, .16% in 1994, and .20% in 1993.
     The reserve for credit losses amounted to $40,517,000 at December 31, 1995, an increase of $1,836,000, or 4.7%, from the level at December 31, 1994. The reserve for credit losses totaled $38,681,000 at December 31, 1994, which was a decrease of $417,000, or 1.1%, from the year-end 1993 reserve. The reserve for credit losses was equal to 1.52% of loans outstanding at December 31, 1995, compared to 1.60% at year-end 1994 and 1.76% at year-end 1993.
                                       24

TABLE 12.
SUMMARY OF CREDIT LOSS EXPERIENCE AND RESERVE FOR CREDIT LOSSES

                                                                                       Years Ended December 31,
                                                                          1995       1994       1993       1992        1991
                                                                                        (Dollars in thousands)
Reserve for credit losses at beginning of year........................   $38,681    $39,098    $36,780    $31,399    $ 24,746
Loans charged off:
  Loans secured by real estate:
     Construction and land acquisition and development................      (803)      (577)    (1,667)    (2,309)     (1,290)
     Other loans secured by real estate, excluding 1-4 family
       residences.....................................................      (831)      (750)    (1,828)    (1,596)     (3,686)
     Secured by 1-4 family residences.................................      (309)      (516)      (660)      (936)       (457)
  Commercial, financial, and agricultural loans.......................      (528)      (889)      (717)    (1,179)     (2,081)
  Loans to individuals for household, family, and other personal
     expenditures, excluding loans secured by real estate.............    (5,381)    (2,807)    (2,072)    (2,471)     (2,534)
       Total loans charged off........................................    (7,852)    (5,539)    (6,944)    (8,491)    (10,048)
Recoveries of losses previously charged off:
  Loans secured by real estate:
     Construction and land acquisition and development................       392        169        606        202         132
     Other loans secured by real estate, excluding 1-4 family
       residences.....................................................       447        215      1,308        656         849
     Secured by 1-4 family residences.................................       158        250        187        254         134
  Commercial, financial, and agricultural loans.......................       994        382        296        289         448
  Loans to individuals for household, family, and other personal
     expenditures, excluding loans secured by real estate.............       897        735        520        551         521
  All other loans.....................................................        --         --         --         --           1
       Total recoveries...............................................     2,888      1,751      2,917      1,952       2,085
       Net loans charged off..........................................    (4,964)    (3,788)    (4,027)    (6,539)     (7,963)
Reserve of purchased financial institution............................        --         --      1,352         --          --
Provision for credit losses...........................................     6,800      3,371      4,993     11,920      14,616
Reserve for credit losses at end of year..............................   $40,517    $38,681    $39,098    $36,780    $ 31,399
Allocation of reserve for credit losses at end of year(1):
Loans secured by real estate..........................................   $21,337    $21,115    $21,961    $24,006    $ 17,882
Commercial, financial, and agricultural loans.........................     4,028      4,279      4,132      3,524       5,129
Loans to individuals for household, family, and other personal
  expenditures, excluding loans secured by real estate................     9,392      6,640      5,521      3,510       5,112
All other loans.......................................................     1,080        680        753        738         543
Unassigned portion of reserve for credit losses.......................     4,680      5,967      6,731      5,002       2,733
       Total reserve for credit losses at end of year.................   $40,517    $38,681    $39,098    $36,780    $ 31,399
Reserve for credit losses as a percent of loans outstanding at
  year-end............................................................      1.52%      1.60%      1.76%      1.94%       1.73%
Reserve for credit losses as a multiple of nonaccrual loans at
  year-end............................................................      8.33X      7.44x      3.32x      2.03x       1.59x
Reserve for credit losses as a multiple of nonaccrual and restructured
  loans at year-end...................................................      8.33X      2.76x      1.88x      1.34x       1.08x
Reserve for credit losses as a multiple of loans charged off,
  net of recoveries...................................................      8.16X     10.21x      9.71x      5.62x       3.94x
Provision for credit losses as a percent of loans charged off,
  net of recoveries...................................................    136.99%     88.99%    123.99%    182.29%     183.55%
Recoveries of losses previously charged off as a percent of
  loans charged off...................................................     36.78%     31.61%     42.01%     22.99%      20.75%
Loans charged off, net of recoveries, as a percent of average
  loans outstanding...................................................       .19%       .16%       .20%       .35%        .45%

(1) THE RESERVE FOR CREDIT LOSSES HAS BEEN ALLOCATED ONLY ON AN APPROXIMATE BASIS. THE ENTIRE AMOUNT OF THE RESERVE IS AVAILABLE TO ABSORB LOSSES OCCURRING IN ANY CATEGORY. THE ALLOCATION IS NOT NECESSARILY INDICATIVE OF FUTURE LOSSES.
                                       25

     The increase in the provision for credit losses in 1995 compared to the prior year was the result of the increase in net loans charged off and an increase in the reserve for credit losses during the year. The reserve for credit losses was increased during 1995 due to the growth in loans experienced during the year and an increase in the loss experience, and delinquency trends in several categories of consumer loans. The decrease in the 1994 provision for credit losses compared to 1993 was the result of the reduction in net credit losses sustained and the decline in nonperforming and problem loans compared to 1993. In determining the level of the reserve for credit losses, management takes into consideration loan volumes and outstandings, loan loss experience, delinquency trends, risk ratings assigned to nonconsumer loans, identified problem loans, the present and expected economic conditions in general, and, in particular, how such conditions relate to the market areas served.
     All loans are subject to various reviews and re-evaluations of creditworthiness throughout the term of the agreement. These reviews focus on such areas as the borrower's financial position, operating results and cash flow, payment history, delinquency status, documentation, and, if applicable, evaluation of collateral value. Loans to borrowers who currently, or in management's judgment, may in the near future, experience difficulty in complying with the terms of their credit are closely monitored by central credit administration. Loans are charged off when management concludes it is probable there will be a partial or total failure to collect the amount due. Also, examiners from bank regulatory agencies periodically review the loan portfolio and may require UCB to charge off loans and/or increase the reserve for credit losses to reflect their assessment of the collectibility of loans in the portfolio based on information available to them at the time of their examination. In management's opinion, UCB's reserve for credit losses was adequate to absorb losses from the loan portfolio at December 31, 1995; however, adverse changes in the economic conditions in UCB's market areas could lead to a decline in the overall quality of the loan portfolio which could result in future increases in credit loss provisions necessitated by higher levels of net loan charge-offs and additions to the reserve for credit losses. A summary of the reserve for credit losses for each of the past five years is provided in Table 12.
DEPOSITS
     UCB relies on deposits generated through its branch office network to provide the majority of funds needed to support asset growth. More specifically, core deposits (defined by UCB as total deposits less certificates of deposit issued in denominations of $100,000 or more and deposits from correspondent banks) are the primary source of funding utilized by UCB. UCB's balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting available deposits, and the prospects of profitably utilizing available deposits by increasing loans or investments.
     Average total deposits for the year ended December 31, 1995, amounted to $3,235,209,000, which was an increase of $398,966,000, or 14.1%, over 1994. The purchase of the 12 branch offices from another financial institution added approximately $139,368,000 to the year-end 1995 totals and $105,328,000 to average deposits for the year. For the year ended December 31, 1994, total deposits averaged $2,836,243,000, an increase of $229,903,000, or 8.8%, over 1993 with the purchase of Home Federal accounting for approximately $88,250,000 of the increase. Average core deposits totaled $3,045,171,000 in 1995, an increase of $376,567,000, or 14.1%, over 1994. In 1994, average core deposits increased $203,437,000, or 8.3%, over 1993.
     Certificates of deposit in denominations of less than $100,000 increased $323,093,000, or 35.9%, in 1995 over 1994. The increase in short-term rates during the first half of 1995 coupled with the increased competition for core deposits resulted in a change in the mix of interest-bearing deposits to a higher relative percentage of consumer certificates of deposit and a lower percentage of NOW, savings, and money market deposits. During 1994, consumer certificates of deposit comprised 43.0% of interest-bearing deposits with 49.9% being lower cost NOW, savings, and money market deposits. The relative percentage of certificates of deposit increased to 48.8% of interest-bearing deposits during 1995 with a corresponding decrease to 44.3% for NOW, savings, and money market deposits.
     The average balance of certificates of deposit issued in denominations of $100,000 or more increased $24,226,000, or 14.8%, in 1995 over 1994. The majority of the growth occurred during the first half of 1995 due to continued strong loan demand which began in 1994. The deposits acquired through the branches purchased in May 1995 alleviated the need to aggressively pursue these deposits during the latter part of the year although UCB remained competitive in the market with total certificates of deposit issued in denominations of $100,000 or more totaling $174,560,000 at the end of 1995 compared to $186,448,000 at December 31, 1994. The average balance of certificates of deposit issued in denominations of $100,000 or more increased $30,854,000, or 23.2%, in 1994 over 1993. This reflects the increased loan demand experienced during 1994 which necessitated that a more aggressive strategy be utilized to attract this type of deposit.
                                       26

     Interest-bearing deposits made up 84.6% of UCB's average total deposits in 1995 compared to 83.1% in 1994 and 83.0% in 1993. Interest-bearing core deposits comprised 83.7% of average core deposits in 1995 versus 82.2% in 1994 and 82.4% in 1993. Average deposits for the five years ended December 31, 1995, are summarized in Table 13.
TABLE 13.
SUMMARY OF AVERAGE DEPOSITS

                                                                Years Ended December 31,
                                        1995                   1994                   1993                   1992
                                             PERCENT                Percent                Percent                Percent
                                  AVERAGE      OF        Average      of        Average      of        Average      of
                                  BALANCE     TOTAL      Balance     Total      Balance     Total      Balance     Total
                                                                 (Dollars in thousands)
Noninterest-bearing core
  deposits....................  $   497,383  15.37  %  $   475,541   16.77 %  $   433,937   16.65 %  $   367,914   14.85%
Interest-bearing core
  deposits:
  NOW deposits................      344,519  10.65         337,623   11.90        309,976   11.89        272,717   11.01
  Savings deposits............      229,763   7.10         248,916    8.78        214,343    8.23        171,271    6.92
  Money market deposits.......      638,111  19.72         590,360   20.81        581,804   22.32        561,095   22.65
  Certificates of deposit less
    than $100,000.............    1,222,259  37.78         899,166   31.70        802,585   30.79        764,554   30.87
  Other time deposits.........      113,136   3.50         116,998    4.13        122,522    4.70        138,987    5.61
    Total interest-bearing
      core deposits...........    2,547,788  78.75       2,193,063   77.32      2,031,230   77.93      1,908,624   77.06
    Total core deposits.......    3,045,171  94.12       2,668,604   94.09      2,465,167   94.58      2,276,538   91.91
Correspondent bank deposits...        1,856    .06           3,683     .13          8,071     .31         11,271     .45
Certificates of deposit of
  $100,000 or more............      188,182   5.82         163,956    5.78        133,102    5.11        189,154    7.64
    Total deposits............  $ 3,235,209  100.00 %  $ 2,836,243  100.00 %  $ 2,606,340  100.00 %  $ 2,476,963  100.00%
                                        1991
                                             Percent
                                  Average      of
                                  Balance     Total
Noninterest-bearing core
  deposits....................  $   319,839   13.29 %
Interest-bearing core
  deposits:
  NOW deposits................      219,090    9.11
  Savings deposits............      135,172    5.62
  Money market deposits.......      517,066   21.49
  Certificates of deposit less
    than $100,000.............      690,380   28.69
  Other time deposits.........      140,996    5.86
    Total interest-bearing
      core deposits...........    1,702,704   70.77
    Total core deposits.......    2,022,543   84.06
Correspondent bank deposits...       69,100    2.87
Certificates of deposit of
  $100,000 or more............      314,532   13.07
    Total deposits............  $ 2,406,175  100.00 %

LIQUIDITY AND INTEREST-SENSITIVITY
     The principal goals of UCB's asset and liability management policy are the maintenance of adequate liquidity and the management of interest rate risk. Liquidity is the ability to fund the needs of UCB's borrowers and depositors. Interest rate risk management attempts to balance the effects of interest rate changes on interest-sensitive assets and liabilities in an effort to insulate net interest income from wide fluctuations which could result from changes in interest rates.
                                       27

TABLE 14.
SHORT-TERM BORROWING DATA

                                                                                         Securities Sold    Treasury Tax
                                                                        Federal Funds    Under Agreement      and Loan
                                                                          Purchased       to Repurchase         Notes
                                                                                     (Dollars in thousands)
December 31, 1995:
  Balance outstanding at end of year.................................      $16,820           $ 9,828           $ 2,683
  Maximum amount outstanding at any month-end
     during the year.................................................       22,610            28,216             4,250
  Average balance outstanding during the year........................       17,157            10,418             3,098
  Average interest rate paid during the year.........................         5.68%             5.43%             5.62%
  Average interest rate payable at end of year.......................         5.50%             4.70%             5.15%
December 31, 1994:
  Balance outstanding at end of year.................................      $10,740           $47,612           $ 2,876
  Maximum amount outstanding at any month-end
     during the year.................................................       52,095            47,612             4,115
  Average balance outstanding during the year........................       19,626            22,486             2,993
  Average interest rate paid during the year.........................         3.84%             4.02%             4.19%
  Average interest rate payable at end of year.......................         5.30%             5.39%             5.20%
December 31, 1993:
  Balance outstanding at end of year.................................      $26,300           $12,666           $ 4,250
  Maximum amount outstanding at any month-end
     during the year.................................................       26,950            61,658             7,437
  Average balance outstanding during the year........................       25,531            36,128             3,564
  Average interest rate paid during the year.........................         2.96%             2.82%             2.89%
  Average interest rate payable at end of year.......................         2.90%             3.11%             2.76%
                                                                       Federal
                                                                         Home
                                                                         Loan
                                                                         Bank
                                                                       Advances

December 31, 1995:
  Balance outstanding at end of year.................................  $     --
  Maximum amount outstanding at any month-end
     during the year.................................................    25,000
  Average balance outstanding during the year........................    11,643
  Average interest rate paid during the year.........................      6.44%
  Average interest rate payable at end of year.......................        --%
December 31, 1994:
  Balance outstanding at end of year.................................  $ 25,000
  Maximum amount outstanding at any month-end
     during the year.................................................    25,000
  Average balance outstanding during the year........................    22,068
  Average interest rate paid during the year.........................      4.54%
  Average interest rate payable at end of year.......................      6.43%
December 31, 1993:
  Balance outstanding at end of year.................................  $     --
  Maximum amount outstanding at any month-end
     during the year.................................................        --
  Average balance outstanding during the year........................        --
  Average interest rate paid during the year.........................        --%
  Average interest rate payable at end of year.......................        --%

     It is UCB's policy to ensure that adequate funds are available at all times to meet the needs of its customers. Cash and cash equivalents, maturing investment securities and loans, and securities available for sale are primary sources of liquidity. Secondary sources of liquidity consist principally of UCB's ability to raise funds through means other than increasing core deposits. This includes maintaining the ability to increase the portfolio of large denomination certificates of deposit, keeping federal funds lines from regional and money center banks available, having access to the discount window of the Federal Reserve Bank, as well as maintaining the ability to generate funds through securitizing assets for sale in the secondary market and through issuing long-term debt and equity if appropriate. In addition, UCB's North Carolina and South Carolina subsidiary banks are members of the Federal Home Loan Bank System which offers a variety of services to its members including credit facilities. At December 31, 1995, UCB's subsidiary banks had immediately available credit from the Federal Home Loan Bank of Atlanta totaling $89,792,000 collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. This amount could be increased to $382,754,000 by the purchase of an additional $31,963,000 of common stock in the Federal Home Loan Bank of Atlanta. Additional amounts may be made available by using alternative collateralization methods. These funds could be drawn upon to satisfy liquidity needs or for other purposes deemed appropriate.
     UCB defines interest rate risk as the effect that changes in general interest rate trends would have on interest income and expense generated by the various categories of earning assets and interest-bearing liabilities. It is UCB's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Table 15 shows the interest-sensitivity of UCB's balance sheet on December 31, 1995. It should be noted that this table reflects the interest-sensitivity of the balance sheet as of a specific date and is not necessarily indicative of UCB's position on other dates. At December 31, 1995, UCB had a cumulative liability-sensitive static gap position (interest-bearing liabilities subject to interest rate changes exceeded earning assets subject to changes in interest rates) of $269,034,000 for 30 days and $874,752,000 for one year. This generally indicates that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. Included in interest-bearing liabilities subject to interest rate changes within 30 days are
                                       28

NOW, savings, and money market deposits totaling $995,448,000 at December 31, 1995, with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators; therefore, UCB believes that in the near term net interest income would not likely experience significant downward pressure from rising interest rates.
TABLE 15.
INTEREST-SENSITIVITY ANALYSIS

                                                                               December 31, 1995
                                                                                        181 Day-
                                                1-30 Day     31-90 Day    91-180 Day     1 Year          Non-
                                               Sensitive     Sensitive    Sensitive     Sensitive    Sensitive(1)       Total
                                                                            (Dollars in thousands)
Earning assets:
  Loans, net of unearned income.............   $1,097,168    $  68,909    $   89,643    $ 159,829     $  1,244,394    $2,659,943
  Taxable securities........................      104,195       79,381        30,737       74,412          469,894       758,619
  Tax-exempt securities.....................          352          986         3,746        7,214           48,007        60,305
  Short-term investments....................       30,097           --            --           --               --        30,097
     Total earning assets...................   $1,231,812    $ 149,276    $  124,126    $ 241,455     $  1,762,295    $3,508,964
Interest-bearing liabilities:
  NOW deposits..............................   $  367,519    $      --    $       --    $      --     $         --    $  367,519
  Savings deposits..........................      219,594           --            --           --               --       219,594
  Money market deposits.....................      696,738           --            --           --               --       696,738
  Certificates of deposit of $100,000 or
     more...................................       60,775       37,912        42,174       23,598           10,101       174,560
  Certificates of deposit less than
     $100,000...............................      109,854      169,755       536,162      242,633          244,979     1,303,383
  Other time deposits.......................       17,018        9,174        14,378       44,103           28,754       113,427
  Short-term borrowings.....................       29,331           --            --           --               --        29,331
  Mortgages and other notes payable.........           17            5           132          549            2,272         2,975
     Total interest-bearing liabilities.....   $1,500,846    $ 216,846    $  592,846    $ 310,883     $    286,106    $2,907,527
Cumulative interest-sensitivity gap.........   $ (269,034)   $(336,604)   $ (805,324)   $(874,752)
Cumulative ratio of interest-sensitive
  assets to interest-sensitive
  liabilities...............................        82.07%       80.40%        65.15%       66.63%

(1) EARNING ASSETS AND INTEREST-BEARING LIABILITIES THAT ARE NOT SENSITIVE TO INTEREST RATE CHANGES WITHIN ONE YEAR BECAUSE OF MATURITIES OR FIXED INTEREST RATES.
CAPITAL RESOURCES AND DIVIDENDS
     Stockholders' equity increased 14.5% to $301,777,000 at December 31, 1995, from the 1994 year-end total of $263,489,000 primarily as a result of earnings retained after dividends. Average stockholders' equity as a percentage of average total assets amounted to 7.79% in 1995, 8.14% in 1994, and 8.17% in 1993.
     Regulatory guidelines relating to capital adequacy in effect at December 31, 1995, included minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighting the relative credit risk of each asset category, including off-balance sheet assets to derive risk-weighted assets. The risk-based guidelines require minimum ratios of core (Tier I) capital (common stockholders' equity, net of intangible assets other than mortgage servicing rights, and qualifying perpetual preferred stock, subject to certain limitations) to risk-weighted assets of 4.0% and total regulatory capital (core capital, unallocated reserve for credit losses up to 1.25% of risk-weighted assets, mandatory convertible securities, preferred stock, and subordinated debt, subject to certain limitations) to risk-weighted assets of 8.0%. As of December 31, 1995, UCB had a ratio of core (Tier I) capital to risk-weighted assets of 10.86% and a ratio of total regulatory capital to risk-weighted assets of 12.11%.
                                       29

     In addition to the guidelines discussed above, a minimum leverage ratio of core (Tier I) capital, as defined for risk-based guidelines, to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to federal bank regulatory evaluation of the organization's overall safety and soundness. At December 31, 1995, UCB had a ratio of year-end core (Tier I) capital to average total assets less intangible assets other than purchased mortgage servicing rights for the three months ended December 31, 1995, of 7.57%.
TABLE 16.
RISK-BASED CAPITAL AND INTANGIBLE ASSETS

                                                                                                    December 31,
                                                                                          1995          1994          1993
                                                                                               (Dollars in thousands)
Stockholders' equity................................................................   $  301,777    $  263,489    $  251,915
Intangible assets, excluding capitalized mortgage servicing rights..................      (14,663)       (7,977)       (8,990)
Unrealized (gains) losses on securities available for sale, net of deferred
  income taxes......................................................................       (2,898)        5,293          (845)
  Tier I capital....................................................................      284,216       260,805       242,080
Qualifying reserve for credit losses (limited to 1.25% of risk-weighted assets).....       32,700        29,850        28,045
  Tier II capital...................................................................       32,700        29,850        28,045
Total regulatory capital............................................................   $  316,916    $  290,655    $  270,125
Total risk-weighted assets..........................................................   $2,615,967    $2,388,015    $2,265,785
Tier I capital as a percent of risk-weighted assets.................................        10.86%        10.92%        10.68%
Total regulatory capital as a percent of risk-weighted assets.......................        12.11%        12.17%        11.93%
Leverage ratio(1)...................................................................         7.57%         7.97%         7.96%
Intangible assets:
  Purchased deposit-base premiums...................................................   $    9,219    $      381    $      508
  Goodwill and other intangible assets..............................................        5,444         7,596         8,482
Total intangible assets, excluding capitalized mortgage servicing rights............       14,663         7,977         8,990
  Capitalized mortgage servicing rights(2)..........................................        3,683         2,555         3,294
Total intangible assets.............................................................   $   18,346    $   10,532    $   12,284

(1) COMPUTED BY DIVIDING PERIOD-END TIER I CAPITAL BY AVERAGE TOTAL ASSETS LESS INTANGIBLE ASSETS OTHER THAN PURCHASED MORTGAGE SERVICING RIGHTS FOR THE THREE MONTHS ENDED DECEMBER 31.
(2) CAPITALIZED MORTGAGE SERVICING RIGHTS HAD AN ESTIMATED FAIR VALUE OF $4,939,000 AT DECEMBER 31, 1995; $4,898,000 AT DECEMBER 31, 1994; AND
    $5,101,000 AT DECEMBER 31, 1993.
     The FDIC has issued regulations assigning each financial institution to one of three capital groups (well capitalized, adequately capitalized, or undercapitalized) based on the relative strength of its capital ratios. In order to be considered well capitalized, a financial institution must have a total risk-based capital ratio greater than 10%, Tier 1 risk-based capital ratio greater than 6%, and Tier 1 leverage capital ratio greater than 5%. Based on these requirements, UCB is currently considered to be well capitalized. Table 16 sets forth summary information with respect to UCB's regulatory capital ratios at December 31, 1995, 1994, and 1993.
     Cash dividends declared by UCB totaled $.647 per share in 1995 and amounted to $14,313,000 compared to $.56 per share, or $11,939,000, in 1994, and $.507 per share, or $10,629,000, in 1993. Total cash dividends declared as a percent of income before the cumulative effect of a change in accounting method amounted to 32.38% in 1995, 39.71% in 1994, and 32.59% in 1993.
                                       30

TABLE 17.
EQUITY CAPITAL GENERATION AND CAPITAL RATIOS

                                                                                    Years Ended December 31,
                                                                      1995        1994        1993        1992        1991
                                                                                     (Dollars in thousands)
Summary of changes in stockholders' equity:
  Balance, January 1.............................................   $263,489    $251,915    $228,437    $208,942    $190,256
     Net income..................................................     44,199      29,750      33,472      28,429      23,381
     Cash dividends declared.....................................    (14,313)    (11,939)    (10,629)     (9,198)     (8,502)
     Net issuance of common stock................................        211         (99)       (210)        264          --
     Unrealized gains (losses) on securities, net of deferred
       income taxes if applicable................................      8,191      (6,138)        845          --       3,807
  Balance, December 31...........................................   $301,777    $263,489    $251,915    $228,437    $208,942
Stockholders' equity as a percent of total assets at
  December 31....................................................       7.97%       7.91%       8.04%       7.95%       7.80%
Average stockholders' equity as a percent of average
  total assets...................................................       7.79        8.14        8.17        7.83        7.45
Income before cumulative effects of changes in accounting methods
  as a percent of average stockholders' equity...................      15.75       11.58       13.62       13.05       11.82
Cash dividends declared as a percent of income before cumulative
  effects of changes in accounting methods.......................      32.38       39.71       32.59       32.35       36.36
Income before cumulative effects of changes in accounting
  methods, less cash dividends declared, as a percent of average
  stockholders' equity...........................................      10.65%       6.98%       9.18%       8.83%       7.52%

     UCB's policy is to pay cash dividends that approximate 30% to 35% of income before the cumulative effect of changes in accounting methods; however, payments that exceed this level may occur if, in management's judgment, the underlying reason for the higher payout ratio is of a temporary or nonrecurring nature and the dividend payments can be made without materially adversely affecting UCB's capital ratios. Table 17 sets forth historical summary information with respect to UCB's equity capital generation, dividend payment history, and equity capital ratios.
     At December 31, 1995, long-term debt consisted of advances from the Federal Home Loan Bank of Atlanta of $2,728,000 and certain other loans, primarily in the form of mortgages, which amounted to $247,000. UCB's low level of long-term debt relative to equity capital would allow significant increases in debt levels if market conditions were appealing and the proceeds from any debt issuances were needed for general funding purposes or to support expansion.
     UCB's expansion strategy includes the acquisition of other financial institutions or branch offices of other financial institutions, if such acquisitions make sense from both economic and geographic standpoints. In addition, the opening of additional branch locations where economically feasible will be used as a means to increase market share in current markets or to expand to contiguous, or near-contiguous, markets. These strategies have been pursued through the acquisitions of two financial institutions, the purchase of 12 branch offices from another financial institution, the opening of five DE NOVO branch locations, and the acquisitions by merger of four general insurance agencies during the last three years. Management has no current intentions to materially change this expansion strategy.
     The management of UCB continually monitors and evaluates the present and expected business environment, including general economic conditions and changes in regulatory requirements, and in particular, how such conditions relate, or are likely to relate, to UCB's market areas and the operations of UCB and its competitors. Based on such ongoing evaluations, the management of UCB is not currently aware of any known trends, events, or uncertainties, other than those otherwise discussed, which will have, or that are reasonably likely to have, a material adverse effect on the liquidity, capital resources, or overall operations of UCB.
ACCOUNTING AND REGULATORY ISSUES
     As previously reported, UCB was required to adopt the provisions of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," which requires the accrual of expenses for the estimated
                                       31
cost of benefits provided for employees after employment but before retirement. The adoption of FAS 112 required immediate recognition of the actuarially determined liability for postemployment benefits which amounted to $529,000 at December 31, 1993. The adoption of FAS 112 resulted in a charge against net income of $316,000, net of deferred income taxes, which was recorded as a cumulative effect of a change in accounting method during the first quarter of 1994.
     UCB was required to adopt the provisions of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1993. This statement changed the prevalent accounting practice of reporting the cost of postretirement health care benefits on a cash basis by requiring accrual, during an employee's employment period, of the anticipated costs of providing those benefits to an employee and the employee's covered dependents after retirement. Further disclosure concerning UCB's postretirement medical liability is contained in Note 8 to the consolidated financial statements.
     The mandatory adoption of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes," was effective January 1, 1993. FAS 109 requires a balance sheet approach to financial accounting for income taxes. Deferred tax assets and liabilities are required to be revalued annually using current tax rates. The adoption of FAS 109 resulted in an increase in net income of $855,000 for the year ended December 31, 1993, which was recorded as a cumulative effect of a change in accounting method.
     Effective December 31, 1993, UCB adopted the provisions of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement requires investments in debt and equity securities to be classified as held to maturity, trading securities, or securities available for sale.
     As previously discussed, effective January 1, 1995, UCB adopted Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," and Financial Accounting Standards No. 118 (FAS 118), "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." FAS 114 amended FAS 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of a receivable when assessing the need for a loss accrual; and FAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of the restructuring. FAS 118 revises FAS 114 to permit companies to use their existing income recognition policies with respect to impaired loans rather than those set forth in FAS 114 and requires a creditor to disclose certain information concerning income recognition on impaired loans. Prior to January 1, 1995, UCB measured loan impairment in a manner generally consistent with the methods prescribed in FAS 114, and, as a result, no additional reserves for credit losses were required due to the adoption of this accounting standard.
     In October 1994, the FASB issued Financial Accounting Standards No. 119 (FAS 119), "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires improved disclosures about derivative financial instruments, such as futures, forward, swap or option contracts, or other financial instruments with similar characteristics. This statement requires that a distinction be made between financial instruments held or issued for the purpose of trading (including dealing or other activities reported in a trading account and measured at fair value) and financial instruments held or issued for purposes other than trading. It also amends existing requirements of FAS 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and FAS 107, "Disclosures about Fair Value of Financial Instruments," to require that same distinction in certain disclosures required by those statements. UCB adopted FAS 119 in 1994 and has made the required disclosures in its consolidated financial statements.
     As previously discussed, effective April 1, 1995, UCB adopted Financial Accounting Standards No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement amends certain provisions of FAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. Under FAS 65, the cost of originated mortgage servicing rights was not recognized as an asset and was charged to earnings when the related loan was sold. As a result of adopting FAS 122, beginning April 1995, the estimated fair values of the rights to service mortgage loans for others have been capitalized on loans originated by UCB. This resulted in an increase in the gains on the sale of mortgage loans into the secondary market totaling $592,000 through December 31, 1995.
     FAS 122 has a different cost allocation methodology than FAS 65 for purchased mortgage servicing rights. FAS 65 allocated such costs incurred in excess of the market value of the loans without the servicing rights, whereas FAS 122 allocates costs based on the relative market values of the purchased servicing rights and the related loans. The application of
                                       32
the FAS 122 cost allocation method to purchased mortgage servicing rights acquired during the nine months ended December 31, 1995, was not material.
     FAS 122 also requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The adoption of FAS 122 resulted in a valuation adjustment of $104,000 to capitalized mortgage servicing rights at December 31, 1995.
     In March 1995, the FASB issued Financial Accounting Standards No. 121 (FAS
121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value less costs to sell. Adoption of FAS 121 is required for fiscal years beginning after December 15, 1995. While the effect has not yet been determined, adoption of this standard is not expected to have a material impact on UCB's financial position or operating results.
     In October 1995, the FASB issued Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation cost would be shown as an expense on the income statement. Companies may choose to continue to measure compensation for stock-based plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Entities electing to continue the accounting prescribed in APB 25 will be required to disclose in the notes to the financial statements what net income and earnings per share would have been if the fair value based method of accounting defined in FAS 123 had been applied. Adoption of FAS 123 is required for fiscal years beginning after December 15, 1995. While the effect, if any, has not yet been determined, adoption of this standard is not expected to have a material impact on UCB's financial position or operating results.
     Various proposals are currently being considered by committees of the United States Congress concerning a possible merger of the Federal Deposit Insurance Corporation's Savings Association Insurance Fund (SAIF) with the Bank Insurance Fund (BIF). One of the principal issues under discussion is the amount of additional funds needed to recapitalize the SAIF prior to such a merger. Substantially all of the proposals under consideration contemplate obtaining the additional funds deemed necessary for the SAIF through a special assessment to be levied on SAIF-insured deposits. At December 31, 1995, UCB had approximately $138 million of SAIF-insured deposits which may be subject to a special assessment if a proposal similar to those that have been publicized is adopted.
     UCB and its subsidiaries are subject to regulation and examination by state and federal bank regulatory agencies and are subject to the accounting and disclosure requirements of the Securities and Exchange Commission. There are no pending material regulatory recommendations or actions concerning UCB with which management has not complied.
                                       33

UNITED CAROLINA BANCSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                                                           December 31,
                                                                                                        1995          1994
                                                                                                          (In thousands)
ASSETS:
  Cash and due from banks -- noninterest-bearing..................................................   $  164,935    $  147,450
  Federal funds sold and other short-term investments.............................................       30,097        82,250
  Securities available for sale (amortized costs of $754,504,000 in 1995
     and $383,913,000 in 1994)....................................................................      759,497       376,913
  Investment securities (approximate market values of $61,339,000 in 1995
     and $202,372,000 in 1994)....................................................................       59,427       208,249
  Loans, net of unearned income...................................................................    2,659,943     2,418,158
       Less reserve for credit losses.............................................................      (40,517)      (38,681)
          Net loans...............................................................................    2,619,426     2,379,477
  Premises and equipment..........................................................................       52,258        52,585
  Other assets....................................................................................      100,156        84,714
          Total assets............................................................................   $3,785,796    $3,331,638
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
     Noninterest-bearing demand deposits..........................................................   $  535,406    $  515,403
     Interest-bearing deposits:
       NOW, savings, and money market deposits....................................................    1,283,851     1,145,717
       Certificates of deposit of $100,000 or more................................................      174,560       186,448
       Other time deposits........................................................................    1,416,810     1,093,031
          Total deposits..........................................................................    3,410,627     2,940,599
  Short-term borrowings...........................................................................       29,331        86,228
  Mortgages and other notes payable...............................................................        2,975         2,305
  Other liabilities...............................................................................       41,086        39,017
          Total liabilities.......................................................................    3,484,019     3,068,149
  Stockholders' equity:
     Preferred stock, par value $10 per share:
       Authorized 2,000,000 shares; none issued
     Common stock, par value $4 per share:
       Authorized 40,000,000 shares; issued 22,153,110 shares in 1995
          and 22,050,099 shares in 1994...........................................................       88,612        88,200
     Surplus......................................................................................       42,441        42,505
     Retained earnings............................................................................      167,826       138,077
     Unrealized gains (losses) on securities available for sale,
       net of deferred income taxes...............................................................        2,898        (5,293)
          Total stockholders' equity..............................................................      301,777       263,489
          Total liabilities and stockholders' equity..............................................   $3,785,796    $3,331,638

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       34

UNITED CAROLINA BANCSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

                                                                                                Years Ended December 31,
                                                                                              1995        1994        1993
                                                                                                 (Dollars in thousands
                                                                                               except per share amounts)
INTEREST INCOME:
  Interest on loans......................................................................   $239,757    $199,988    $173,128
  Interest and dividends on:
     Taxable securities..................................................................     35,536      24,695      25,036
     Tax-exempt securities...............................................................      3,769       4,890       5,371
  Interest on federal funds sold and other short-term investments........................      6,393       2,283       2,917
       Total interest income.............................................................    285,455     231,856     206,452
INTEREST EXPENSE:
  Interest on deposits...................................................................    124,934      84,070      76,747
  Interest on short-term borrowings......................................................      2,464       2,787       1,880
  Interest on mortgages and other notes payable..........................................        171         164          74
       Total interest expense............................................................    127,569      87,021      78,701
NET INTEREST INCOME......................................................................    157,886     144,835     127,751
PROVISION FOR CREDIT LOSSES..............................................................      6,800       3,371       4,993
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES....................................    151,086     141,464     122,758
NONINTEREST INCOME:
  Service charges on deposit accounts....................................................     22,692      22,644      21,937
  Trust income...........................................................................      5,243       5,163       4,808
  Mortgage banking fees..................................................................      4,015       3,538       4,026
  Insurance commissions..................................................................      4,927       3,481       2,348
  Brokerage and annuity commissions......................................................      2,130       2,309       1,944
  Other service charges, commissions, and fees...........................................      4,925       4,731       4,470
  Net gains on mortgages originated for resale...........................................        716         319         929
  Net gains on trading account securities................................................          4           8           9
  Net losses on dispositions of securities available for sale............................         --         (32)         --
  Net gains on dispositions of investment securities.....................................          7           5          58
  Other operating income.................................................................        392         809         765
       Total noninterest income..........................................................     45,051      42,975      41,294
NONINTEREST EXPENSES:
  Personnel expense......................................................................     73,017      73,708      66,460
  Occupancy expense......................................................................      9,078       9,289       9,023
  Equipment expense......................................................................      6,231       6,037       5,456
  Other noninterest expenses, excluding restructuring charges............................     38,442      36,235      34,654
  Restructuring charges..................................................................         --      11,906          --
       Total noninterest expenses........................................................    126,768     137,175     115,593
INCOME BEFORE INCOME TAXES...............................................................     69,369      47,264      48,459
  Income tax provision...................................................................     25,170      17,198      15,842
INCOME BEFORE CUMULATIVE EFFECTS OF CHANGES IN ACCOUNTING METHODS........................     44,199      30,066      32,617
  Cumulative effects of changes in accounting methods....................................         --        (316)        855
NET INCOME...............................................................................   $ 44,199    $ 29,750    $ 33,472
PER SHARE DATA:
  Income before cumulative effects of changes in accounting methods......................   $   2.00    $   1.37    $   1.49
  Net income.............................................................................   $   2.00    $   1.35    $   1.53
  Cash dividends declared................................................................   $   .647    $    .56    $   .507
  Book value at year-end.................................................................   $  13.62    $  11.95    $  11.48
Average number of shares outstanding.....................................................   22,125,304  21,991,102  21,892,782

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       35

UNITED CAROLINA BANCSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
THREE YEARS ENDED DECEMBER 31, 1995

                                                                                                               Unrealized
                                                                   Common Stock                                  Gains
                                                               Number of                                        (Losses)
                                                                Shares      Aggregate               Retained       on
                                                              Outstanding   Par Value    Surplus    Earnings   Securities
                                                                                (Dollars in thousands)
Balance, January 1, 1993, as previously reported............   14,560,637    $58,243     $ 43,371   $126,823    $     --
  3-for-2 stock split effected in the form of a
     stock dividend declared January 17, 1996...............    7,280,319     29,121           --    (29,121)         --
Balance, January 1, 1993, as restated.......................   21,840,956     87,364       43,371     97,702          --
  Net income................................................           --         --           --     33,472          --
  Cash dividends declared, $.507 per share..................           --         --           --    (10,629)         --
  Issuance of common stock:
     Stock option plan......................................       34,500        138          258        (46)         --
     Insurance agency merger................................       75,925        304         (565)      (102)         --
  Retirement of common stock................................      (12,919)       (52)        (163)        18          --
  Unrealized gains on securities available for sale,
     net of applicable deferred income taxes................           --         --           --         --         845
Balance, December 31, 1993..................................   21,938,462     87,754       42,901    120,415         845
  Net income................................................           --         --           --     29,750          --
  Cash dividends declared, $.56 per share...................           --         --           --    (11,939)         --
  Issuance of common stock:
     By pooled bank prior to merger.........................       58,590        234          240        (78)         --
     Insurance agencies mergers.............................       54,604        218         (612)       (73)         --
  Retirement of common stock................................       (1,557)        (6)         (24)         2          --
  Unrealized losses on securities available for sale,
     net of applicable deferred income taxes................           --         --           --         --      (6,138)
Balance, December 31, 1994..................................   22,050,099     88,200       42,505    138,077      (5,293)
  Net income................................................           --         --           --     44,199          --
  Cash dividends declared, $.647 per share..................           --         --           --    (14,313)         --
  Issuance of common stock:
     Insurance agency merger................................       66,320        265         (213)       (88)         --
     Stock option plan......................................       36,691        147          149        (49)         --
  Unrealized gains on securities available for sale,
     net of applicable deferred income taxes................           --         --           --         --       8,191
Balance, December 31, 1995..................................   22,153,110    $88,612     $ 42,441   $167,826    $  2,898
                                                                  Total
                                                              Stockholders'
                                                                 Equity
Balance, January 1, 1993, as previously reported............    $ 228,437
  3-for-2 stock split effected in the form of a
     stock dividend declared January 17, 1996...............           --
Balance, January 1, 1993, as restated.......................      228,437
  Net income................................................       33,472
  Cash dividends declared, $.507 per share..................      (10,629)
  Issuance of common stock:
     Stock option plan......................................          350
     Insurance agency merger................................         (363)
  Retirement of common stock................................         (197)
  Unrealized gains on securities available for sale,
     net of applicable deferred income taxes................          845
Balance, December 31, 1993..................................      251,915
  Net income................................................       29,750
  Cash dividends declared, $.56 per share...................      (11,939)
  Issuance of common stock:
     By pooled bank prior to merger.........................          396
     Insurance agencies mergers.............................         (467)
  Retirement of common stock................................          (28)
  Unrealized losses on securities available for sale,
     net of applicable deferred income taxes................       (6,138)
Balance, December 31, 1994..................................      263,489
  Net income................................................       44,199
  Cash dividends declared, $.647 per share..................      (14,313)
  Issuance of common stock:
     Insurance agency merger................................          (36)
     Stock option plan......................................          247
  Unrealized gains on securities available for sale,
     net of applicable deferred income taxes................        8,191
Balance, December 31, 1995..................................    $ 301,777

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       36

UNITED CAROLINA BANCSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                                  Years Ended December 31,
                                                                                               1995         1994         1993
                                                                                                       (In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................   $  44,199    $  29,750    $  33,472
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization, net of accretion.......................................       9,076        7,642        8,190
    Provision for credit losses...........................................................       6,800        3,371        4,993
    Net (increase) decrease in loans originated for resale................................     (11,263)      21,055       (4,758)
    Provision for deferred taxes and changes in taxes payable.............................         373       (3,935)      (2,498)
    (Increase) decrease in accrued interest receivable....................................      (6,694)      (4,415)         646
    (Increase) decrease in prepaid expenses...............................................       1,484       (4,601)         476
    (Increase) decrease in other accounts receivable......................................      (1,843)      14,808      (16,316)
    Increase (decrease) in accrued interest payable.......................................       3,160        1,329         (834)
    Increase (decrease) in accrued expenses...............................................        (565)      14,388        4,740
    Increase (decrease) in deferred loan fees, net of deferred costs......................        (383)        (281)         446
    Decrease in unearned income on loans..................................................          (1)         (42)        (346)
    Other, net............................................................................         654          644          617
      Total adjustments...................................................................         798       49,963       (4,644)
      Net cash provided by operating activities...........................................      44,997       79,713       28,828
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and issuer calls of securities available for sale..............     619,668      195,146           --
  Proceeds from maturities and issuer calls of investment securities......................      11,440       11,619      486,426
  Proceeds from sales of securities available for sale....................................          --       18,868        2,124
  Proceeds from sales of investment securities............................................       3,810           --        1,549
  Purchases of securities available for sale..............................................    (789,220)    (193,037)          --
  Purchases of investment securities......................................................     (67,690)        (858)    (418,190)
  Net increase in loans outstanding.......................................................    (212,978)    (220,214)    (224,843)
  Purchases of premises and equipment.....................................................      (3,135)      (3,727)      (7,075)
  Proceeds from sales of premises and equipment...........................................         816          336          208
  Purchases of mortgage loan servicing rights.............................................      (1,331)        (701)        (518)
  Sales of foreclosed assets..............................................................       1,348        4,687       12,278
  Net cash acquired (paid) in purchases of branches and financial institutions............     110,376           --      (19,022)
  Other, net..............................................................................      (6,399)       6,459      (14,617)
      Net cash used in investing activities...............................................    (333,295)    (181,422)    (181,680)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts........................................................     323,923      128,943      169,205
  Net increase (decrease) in federal funds purchased......................................       6,080      (15,560)      (5,380)
  Net increase (decrease) in securities sold under agreement to repurchase................     (37,784)      34,946      (36,996)
  Net increase (decrease) in other short-term borrowings..................................     (25,193)      23,625           15
  Proceeds from mortgages and other notes payable.........................................         702           --        1,000
  Repayments of mortgages and other notes payable.........................................         (32)        (212)      (5,287)
  Issuance of common stock for exercise of stock options..................................         247          396          350
  Retirement of common stock..............................................................          --          (28)        (197)
  Dividends paid..........................................................................     (14,313)     (11,939)     (10,629)
      Net cash provided by financing activities...........................................     253,630      160,171      112,081
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................     (34,668)      58,462      (40,771)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................................     229,700      171,238      212,009
CASH AND CASH EQUIVALENTS AT END OF YEAR..................................................   $ 195,032    $ 229,700    $ 171,238
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
  Interest................................................................................   $ 124,409    $  85,692    $  79,535
  Income taxes............................................................................   $  24,630    $  21,133    $  17,399
SIGNIFICANT NONCASH TRANSACTIONS:
  Loans transferred to real estate acquired in settlement of debt.........................   $   1,476    $   4,162    $   8,423
  Loans originated to facilitate the sale of foreclosed assets............................   $     638    $     372    $   1,912
  Investment securities transferred to securities available for sale portfolio............   $ 200,834    $     300    $ 390,814
  Securities available for sale transferred to investment securities portfolio............   $      --    $   2,316    $      --
  Unrealized gains (losses) on securities available for sale..............................   $  11,993    $  (8,408)   $   1,408
  Issuance of common stock in acquisitions by merger......................................   $     (36)   $    (467)   $    (363)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       37

UNITED CAROLINA BANCSHARES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     PRINCIPLES OF CONSOLIDATION AND REPORTING -- The consolidated financial statements include the accounts of United Carolina Bancshares Corporation (Parent Company) and its subsidiaries, the principal ones being United Carolina Bank and United Carolina Bank of South Carolina. All significant intercompany balances and transactions have been eliminated. In certain instances, amounts reported in prior consolidated financial statements have been reclassified to present them in the format selected for 1995. Such reclassifications had no effect on the net income or stockholders' equity as previously reported. The consolidated financial statements for periods prior to 1994 have been restated to include the accounts of the Bank of Iredell which was acquired by merger during 1994 and accounted for as a pooling-of-interests.
     BASIS OF FINANCIAL STATEMENT PRESENTATION -- The financial statements have been prepared in conformity with generally accepted accounting principles. In the preparation of the financial statements, management was required to make certain estimates and assumptions that affected the reported value of certain assets and liabilities at the end of each year presented and the revenues and expenses for those periods.
     SECURITIES AVAILABLE FOR SALE -- Securities classified as available for sale are purchased with the intent to hold until maturity; however, infrequent sales may be necessary due to liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or significant unforeseen changes in market conditions, including interest rates and market values of securities held in the portfolio. Investments in securities available for sale are stated at market value with the resultant unrealized gains and losses included as a component of stockholders' equity, net of applicable deferred income taxes. Gains and losses from sales of securities available for sale are recognized using the identified certificate method. See Note 2.
     INVESTMENT SECURITIES -- Securities are classified as held to maturity (investment securities) at the time of purchase when UCB has the ability and positive intent to hold such securities to maturity. Investments in debt securities are stated at cost, adjusted for amortization of premium and accretion of discount computed on a level-yield basis. Gains and losses from dispositions of investment securities are recognized using the identified certificate method. See Note 2.
     TRADING ACCOUNT SECURITIES -- Debt securities purchased with the intent to sell at a short-term profit are classified as trading account securities and are stated at market value at the reporting date. Realized and unrealized changes in market value are recognized in net trading revenue in the period in which the changes occur.
     LOANS -- Loans are stated at the principal amount outstanding, less unearned income and deferred nonrefundable loan fees, net of certain origination costs. Interest on substantially all loans is accrued on the unpaid principal balance outstanding. Nonrefundable loan origination fees and costs associated with the lending process are deferred and recognized as a yield adjustment over the life of the related loan. See Note 3.
     Mortgage loans originated for sale in the secondary market are stated at the lower of aggregate cost or market value. Origination fees applicable to these mortgages are recorded as noninterest income, and expenses related to these loans are charged to operations as incurred. Gains and losses on hedges of mortgage loans held for sale in the secondary market are included in the carrying amounts of such loans and are ultimately recognized in income as part of the underlying gain or loss on the sale of the underlying asset. See Note 3.
     Accrual of interest income on loans is suspended when, in management's judgment, doubts exist as to the collectibility of additional interest within a reasonable time. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower's payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. See Note 3.
     Real or personal properties taken in settlement of loans either through foreclosure, repossession, or in lieu of foreclosure are carried at the lower of the unpaid loan balance for which the property served as collateral or estimated fair value less estimated disposal costs. Costs incurred during the period of ownership of the property are charged to other operating expenses. Gains and losses from disposition or revaluation of the estimated fair value of the property after acquisition are charged or credited to other operating expenses as incurred or realized.
                                       38

     RESERVE FOR CREDIT LOSSES -- The reserve for credit losses is established by provisions charged to operations and is maintained at a level that, in the opinion of management, is adequate to absorb inherent losses from the lending activities of UCB's subsidiaries. The level of the reserve is based on historical loss experience, adjusted when required to give current recognition to economic and other relevant factors. In determining the level of the reserve for credit losses, management takes into consideration loan volumes and outstandings, loan loss experience, risk ratings assigned to nonconsumer loans, identified problem loans, the present and expected economic conditions in general, and, in particular, how such conditions relate to the market areas served. Adverse changes in the economic conditions in UCB's market areas, however, may necessitate future additions to the reserve for credit losses. Also, examiners from bank regulatory agencies periodically review UCB's loan portfolio and may require the corporation to charge off loans and/or increase the reserve for credit losses to reflect their assessment of the collectibility of loans in the portfolio based on information available to them at the time of their examination. See Note 3.
     MORTGAGE SERVICING RIGHTS -- Purchased mortgage servicing rights represent the acquisition costs, net of accumulated amortization, of mortgage servicing rights purchased from third parties. Originated mortgage servicing rights represent the capitalized estimated fair values of the rights to service mortgage loans for others on loans originated by UCB for sale in the secondary market. Mortgage servicing rights are currently amortized over a period of seven years, adjusted when appropriate to give effect to changes in prepayment speeds of the underlying mortgages. In accordance with bank regulatory requirements, an outside party valued the portfolio of purchased mortgage servicing rights as of the end of each calendar quarter during the three years ended December 31, 1995, for the purpose of calculating regulatory capital and regulatory capital ratios. These valuations were performed using discounted cash flows as a basis for determining fair value. See Note 4.
     PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the terms of the respective leases or estimated useful lives of the improvements, whichever is shorter. For income tax purposes, depreciation is computed primarily using an accelerated method. Gains from sale/leaseback transactions are amortized over the terms of the respective leases of the facilities as reductions in occupancy expense. See Note 5.
     INTANGIBLE ASSETS -- Purchased deposit-base premiums represent the portion of the purchase price of acquired branch operations allocated to the core deposit base. Purchased deposit-base premiums are amortized on an accelerated method over a seven-year period.
     Goodwill, all of which arose from the 1993 acquisition of Home Federal Savings Bank of Eastern North Carolina, is being amortized on a straight-line basis over ten years. Management reviews the appropriateness of the amortization period and the balance of goodwill outstanding when economic events occur which may negatively impact the value of such goodwill to UCB and adjusts the remaining goodwill amortization period and/or balance as deemed appropriate.
     INCOME AND EXPENSE RECOGNITION -- The accrual method of accounting is used for all significant categories of income and expense. Immaterial amounts of insurance commissions, trust income, and other miscellaneous fees are reported when received.
     PENSION PLANS -- The qualified defined benefit pension plan covers all employees with one or more years of service with UCB or its subsidiaries. Pension costs are accounted for in accordance with the requirements of Financial Accounting Standards No. 87 (FAS 87), "Employers' Accounting for Pensions." The projected unit credit method is utilized for computing net periodic pension cost. UCB's funding policy is to contribute annually an amount calculated under the normal cost actuarial method. See Note 8.
     The nonqualified supplemental pension plan covers designated senior officers with one or more years of service with UCB or its subsidiaries. Pension costs are accounted for in accordance with the requirements of FAS 87 utilizing the projected unit credit method for computing net periodic pension costs. UCB's policy is to fund supplemental pension benefits on a cash basis. See Note 8.
                                       39

     POSTRETIREMENT MEDICAL BENEFITS -- UCB provides health care benefits to retired employees. Beginning in 1993, postretirement medical costs were accounted for in accordance with the requirements of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." The net claims model is utilized to determine UCB's projected liability. UCB's policy is to fund current claims as presented. Prior to 1993, UCB accounted for postretirement medical benefits on a cash basis. See
Note 8.
     POSTEMPLOYMENT MEDICAL BENEFITS -- UCB provides health care benefits to substantially all employees who have become disabled. Beginning in 1994, postemployment medical costs are accounted for in accordance with the requirements of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." The net claims model is utilized to determine UCB's projected liability. UCB's policy is to fund current claims as presented. Prior to 1994, UCB accounted for postemployment medical benefits on a cash basis. See Note 8.
     INCOME TAX PROVISION -- The income tax provision is based on financial statement income adjusted for certain items, primarily tax-exempt interest. The account includes a provision for deferred income taxes which arise from the income tax effect of the differences in the carrying values of assets and liabilities reported for financial statement and income tax purposes. See Note 9.
     STATEMENTS OF CASH FLOWS -- For purposes of the statements of cash flows, UCB considers cash and cash equivalents to include cash and due from banks, federal funds sold, and other short-term investments.
     PER SHARE DATA -- Earnings per share are computed based on the weighted average number of shares outstanding during each period, adjusted retroactively for the pooling-of-interests acquisition by merger of the Bank of Iredell, (see
Note 17), and the 3-for-2 stock split effected in the form of a stock dividend declared January 17, 1996. Cash dividends per share are computed based on the historical number of shares outstanding at date of declaration adjusted retroactively for the 3-for-2 stock split. Book values per share are computed based on the number of shares outstanding at the end of each period, adjusted retroactively for the acquisition by merger of Bank of Iredell and the 3-for-2 stock split. Dilution of earnings per share that would result from the exercise of all outstanding stock options was immaterial.
                                       40

NOTE 2 -- SECURITIES
     The Financial Accounting Standards Board (FASB) has issued Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and the ability to hold to maturity are classified as held to maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either held to maturity or trading securities are classified as available for sale and reported at fair value, with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. While effective for fiscal years beginning after December 15, 1993, UCB adopted FAS 115 on December 31, 1993, as allowed by the statement. The adoption affected only the held to maturity and available for sale classifications, with the net unrealized gains on securities available for sale, net of applicable deferred income taxes, reported as a separate component of stockholders' equity. Upon adopting the statement, UCB reassessed the appropriateness of previous classifications and reclassified securities as needed. Prior to this statement, securities available for sale were reported at the lower of cost or market value with net unrealized losses on this portfolio recognized by a charge against earnings.
     During 1994, pursuant to the provisions of FAS 115, securities classified as held to maturity by a pooled bank with an amortized cost of $300,000 were transferred to the available for sale category. In addition, securities classified as available for sale by a pooled bank with an amortized cost of $2,316,000 were transferred to the held to maturity category. These transfers were instituted to conform the acquired portfolio of securities to the classifications used by UCB.
     During the period of November 15, 1995, through December 31, 1995, the Financial Accounting Standards Board permitted a one-time reassessment of the appropriateness of the designations of all securities and a redesignation of securities if appropriate. As a result of this reassessment, UCB reclassified securities with a book value of $200,834,000 and a market value of $202,073,000 to securities available for sale from investment securities.
                                       41

     The following is a summary of the securities portfolios by major classification:

                                                                         December 31,
                                                1995                                            1994                         1993
                                                              APPROXIMATE                                     Approximate
                           AMORTIZED  UNREALIZED  UNREALIZED    MARKET     Amortized  Unrealized  Unrealized    Market     Amortized
                             COST       GAINS       LOSSES       VALUE       Cost       Gains       Losses       Value       Cost
                                                                        (In thousands)
Securities available for
 sale:
United States government
 securities............... $581,389     $5,461       $ 99      $ 586,751   $324,640     $--         $4,013     $ 320,627   $ 335,226
Obligations of United
 States government
 agencies and
 corporations.............  134,091          4         74        134,021     18,140     --              73        18,067      28,767
Mortgage-backed
 securities(1)............   27,166         40        341         26,865     30,966     --           2,913        28,053      15,748
Obligations of states and
 political subdivisions...    1,100          2      --             1,102      --        --           --           --          18,000
Federal Home Loan Bank
 stock....................   10,144      --         --            10,144     10,113     --           --           10,113       8,821
Other securities..........      614      --         --               614         54     --               1            53      --
   Total securities
    available for
    sale.................. $754,504     $5,507       $514      $ 759,497   $383,913     $--         $7,000     $ 376,913   $ 406,562
Investment securities:
United States government
 securities............... $  --        $--         $--        $  --       $129,765     $--         $5,630     $ 124,135   $ 130,825
Obligations of United
 States government
 agencies and
 corporations.............    --         --         --            --          1,995     --             194         1,801       1,895
Mortgage-backed
 securities...............    --         --         --            --          --        --           --           --           2,827
Obligations of states and
 political subdivisions...   59,427      1,952         40         61,339     75,734       984        1,037        75,681      81,313
Other securities..........    --         --         --            --            755         1            1           755         792
   Total investment
    securities............ $ 59,427     $1,952       $ 40      $  61,339   $208,249      $985       $6,862     $ 202,372   $ 217,652
                                                    Approximate
                            Unrealized  Unrealized    Market
                              Gains       Losses       Value
Securities available for
 sale:
United States government
 securities...............    $1,626       $145      $ 336,707
Obligations of United
 States government
 agencies and
 corporations.............         2         23         28,746
Mortgage-backed
 securities(1)............        79        131         15,696
Obligations of states and
 political subdivisions...     --         --            18,000
Federal Home Loan Bank
 stock....................     --         --             8,821
Other securities..........     --         --            --
   Total securities
    available for
    sale..................    $1,707       $299      $ 407,970
Investment securities:
United States government
 securities...............    $2,773       $ 46      $ 133,552
Obligations of United
 States government
 agencies and
 corporations.............        14         14          1,895
Mortgage-backed
 securities...............        29         40          2,816
Obligations of states and
 political subdivisions...     4,427         73         85,667
Other securities..........     --         --               792
   Total investment
    securities............    $7,243       $173      $ 224,722

(1) AT DECEMBER 31, 1995, UCB OWNED COLLATERALIZED MORTGAGE OBLIGATIONS ISSUED BY THE FEDERAL HOME LOAN MORTGAGE CORPORATION (FHLMC) WHICH HAD AN AMORTIZED COST OF $11,721,000 AND A MARKET VALUE OF $11,593,000; AND COLLATERALIZED MORTGAGE OBLIGATIONS ISSUED BY THE FEDERAL NATIONAL MORTGAGE ASSOCIATION
    (FNMA) WHICH HAD AN AMORTIZED COST OF $13,045,000 AND A MARKET VALUE OF $12,874,000. UCB ALSO OWNED COLLATERALIZED MORTGAGE OBLIGATIONS ISSUED BY A PRIVATE ISSUER AND GUARANTEED BY THE GOVERNMENT NATIONAL MORTGAGE ASSOCIATION (GNMA). THESE SECURITIES HAD AN AMORTIZED COST OF $405,000 AND A MARKET VALUE OF $436,000. OTHER MORTGAGE-BACKED PASS-THROUGH SECURITIES ISSUED BY VARIOUS UNITED STATES GOVERNMENT AGENCIES AND CORPORATIONS WITH A BOOK VALUE OF $1,995,000 AND A MARKET VALUE OF $1,962,000 WERE ALSO HELD AT DECEMBER 31, 1995. AT DECEMBER 31, 1995, NONE OF THE COLLATERALIZED MORTGAGE OBLIGATIONS OWNED BY UCB WERE CONSIDERED HIGH-RISK MORTGAGE SECURITIES UNDER CURRENT REGULATORY GUIDELINES.
     The aggregate amortized cost and approximate market value of the securities available for sale and investment securities portfolios at December 31, 1995, by remaining contractual maturity are summarized as follows:

                                                                       Securities Available
                                                                             for Sale             Investment Securities
                                                                                  Approximate                 Approximate
                                                                     Amortized      Market       Amortized      Market
                                                                       Cost          Value         Cost          Value
                                                                                        (In thousands)
Debt securities:
  Due in 1 year or less............................................  $ 277,531     $ 278,572      $12,356       $12,551
  Due in 1 year through 5 years....................................    437,703       441,964       22,842        23,636
  Due after 5 years through 10 years...............................      1,298         1,290       19,982        20,629
  Due after 10 years...............................................        100           100        4,247         4,523
  Mortgage-backed securities.......................................     27,166        26,865        --           --
     Total debt securities.........................................    743,798       748,791       59,427        61,339
Equity securities..................................................     10,706(1)     10,706(1)     --           --
     Total securities..............................................  $ 754,504     $ 759,497      $59,427       $61,339

(1) AT DECEMBER 31, 1995, UCB OWNED STOCK IN THE FEDERAL HOME LOAN BANK OF ATLANTA WITH BOOK AND MARKET VALUES OF $10,144,000, WHICH IS INCLUDED IN EQUITY SECURITIES AND CLASSIFIED AS AVAILABLE FOR SALE.
     During 1995, investment securities with a book value of $3,807,000 were put back to the issuer. The decision to exercise the put option contained in the original bond purchase agreement was the result of the lowering of the debt ratings on these securities to a level below the minimum standards specified by UCB's investment policy. Gains of $3,000 were realized on this transaction.
                                       42

     Proceeds from the sale of investments in securities classified as available for sale amounted to $18,868,000 in 1994. Losses of $32,000 in 1994 were realized on these sales.
     Proceeds from the sale of debt securities for the year ended December 31, 1993, amounted to $3,673,000. Gains of $53,000 were realized on these sales during 1993.
     Securities with book values of $383,071,000 at December 31, 1995, and $397,165,000 at December 31, 1994, were pledged to secure public funds on deposit, securities sold under agreement to repurchase, and for other purposes required by law. See Note 6.
     At December 31, 1995, UCB owned securities of no issuers other than the United States government that exceeded 10% of UCB's stockholders' equity.
     At December 31, 1995, UCB owned municipal bonds with a book value of $166,000 that had ratings of less than investment grade and securities with a book value of $2,120,000 at December 31, 1995, which had not been rated by a rating agency. Included in the unrated securities were bonds with a book value of $1,381,000 that are collateralized by United States government securities. The majority of the balance of unrated municipal bonds as well as the securities that had ratings of less than investment grade were bonds issued by municipalities located within UCB's market areas. UCB monitors the operations of these municipalities, and it is management's opinion that no more than a normal risk of loss exists on these securities.
     Other than the mortgage-backed securities discussed above, UCB owned no securities at December 31, 1995, which were considered derivative investments by regulatory authorities.
                                       43

NOTE 3 -- LOANS AND RESERVE FOR CREDIT LOSSES
     The following is a summary of loans outstanding by major classification:

                                                                                                           December 31,
                                                                                                        1995          1994
                                                                                                          (In thousands)
Loans secured by real estate:
  Construction and land acquisition and development...............................................   $  210,658    $  175,975
  Secured by nonfarm, nonresidential properties...................................................      580,047       533,521
  Secured by farmland.............................................................................       88,980        82,542
  Secured by multifamily residences...............................................................       60,878        62,183
     Total loans secured by real estate, excluding loans secured by 1-4 family
       residences.................................................................................      940,563       854,221
  Revolving credit secured by 1-4 family residences...............................................      130,457       116,672
  Other loans secured by 1-4 family residences(1).................................................      565,633       535,139
     Total loans secured by 1-4 family residences.................................................      696,090       651,811
     Total loans secured by real estate...........................................................    1,636,653     1,506,032
Commercial, financial, and agricultural loans, excluding loans secured by real estate.............      267,302       237,656
Loans to individuals for household, family, and other personal expenditures,
  excluding loans secured by real estate..........................................................      673,123       607,606
All other loans and lease receivables.............................................................       83,471        67,852
     Total loans..................................................................................    2,660,549     2,419,146
  Unearned income.................................................................................         (606)         (988)
     Loans, net of unearned income................................................................   $2,659,943    $2,418,158

(1) INCLUDES $16,084,000 AT DECEMBER 31, 1995, AND $4,821,000 AT DECEMBER 31,
    1994, IN PERMANENT MORTGAGES ORIGINATED FOR SALE IN THE SECONDARY MARKET WHICH ARE STATED AT THE LOWER OF AGGREGATE COST OR MARKET VALUE.
     It is UCB's policy to review each prospective credit in order to determine acceptable repayment terms, levels of collateral required, if any, and such other conditions as may be appropriate to secure the credit prior to commitment. The type of collateral accepted ranges from highly liquid assets, such as cash on deposit, to unimproved real estate.
     At December 31, 1995, substantially all of UCB's loan portfolio was originated by UCB to borrowers either domiciled in or who had business operations in North Carolina or South Carolina. UCB had no excessive concentrations of credit to borrowers in any market. At December 31, 1995, $1,636,653,000, or 61.5%, of UCB's loan portfolio was composed of loans collateralized by liens on real estate which included $696,090,000 (26.2% of total loans) in loans collateralized by liens on 1-4 family residences.
     The following is a summary of nonperforming and problem assets. Net unrecorded and foregone interest income of $453,000 in 1995, $629,000 in 1994, and $997,000 in 1993 was attributable to loans carried in nonaccrual status and loans accounted for as troubled debt restructurings at each year-end.

                                                                                                              December 31,
                                                                                                            1995       1994
                                                                                                             (In thousands)
Foreclosed assets.......................................................................................   $ 5,047    $ 5,296
Nonaccrual loans........................................................................................     4,866      5,200
  Total foreclosed assets and nonaccrual loans..........................................................     9,913     10,496
Restructured loans(1)...................................................................................     --         8,823
  Total nonperforming assets............................................................................     9,913     19,319
Loans 90 days or more past due, excluding nonaccrual loans..............................................     5,242      4,634
  Total problem assets..................................................................................   $15,155    $23,953

(1) REPRESENTS A REDUCED RATE LOAN PERFORMING IN ACCORDANCE WITH RESTRUCTURED TERMS WHICH WAS REPAID IN 1995.
                                       44

     The following table sets forth the analysis of the consolidated reserve for credit losses:

                                                                                                  Years Ended December 31,
                                                                                                 1995       1994       1993
                                                                                                       (In thousands)
Balance, January 1...........................................................................   $38,681    $39,098    $36,780
  Reserve of purchased financial institution.................................................     --         --         1,352
  Provision for credit losses................................................................     6,800      3,371      4,993
  Recoveries of losses previously charged off................................................     2,888      1,751      2,917
  Losses charged to reserve..................................................................    (7,852)    (5,539)    (6,944)
Balance, December 31.........................................................................   $40,517    $38,681    $39,098

     UCB's subsidiary banks have had loan transactions with directors and executive officers of UCB and its subsidiaries and their associates. In management's opinion, all such loans were made on the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. None of these loans were classified as problem assets at December 31, 1995. Summary data with respect to these transactions follows:

                                                                              Balance at
                                                                              Beginning                    Amounts
                                                                              of Year(1)    Additions    Collected(2)
                                                                                          (In thousands)
Year ended December 31, 1995...............................................    $ 41,506      $ 53,493      $ 54,026
                                                                               Balance at
                                                                             End of Year(1)
Year ended December 31, 1995...............................................     $ 40,973

(1) DOES NOT INCLUDE LOANS TO UNAFFILIATED BORROWERS PURCHASED FROM CERTAIN DIRECTORS OF UCB AND ITS SUBSIDIARIES AND THEIR ASSOCIATES FOR WHICH THE DIRECTORS AND THEIR ASSOCIATES HAVE NO DIRECT OR CONTINGENT LIABILITY FOR REPAYMENT. THE LOANS, WHICH HAVE NONPREFERENTIAL TERMS, HAD AGGREGATE PRINCIPAL BALANCES OUTSTANDING OF $33,755,000 AT JANUARY 1, 1995, AND $39,526,000 AT DECEMBER 31, 1995.
(2) INCLUDES JANUARY 1, 1995, BALANCES OF LOANS TOTALING $96,000 TO DIRECTORS AND EXECUTIVE OFFICERS OF UCB AND ITS SUBSIDIARIES AND THEIR ASSOCIATES WHO WERE NOT SERVING IN SUCH CAPACITY AT DECEMBER 31, 1995.
                                       45

     Effective January 1, 1995, UCB adopted Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," and Financial Accounting Standards No. 118 (FAS 118), "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosure." These statements amend FAS 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of a receivable when assessing the need for a loss accrual; and FAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of the restructuring. At December 31, 1995, the recorded investment in loans that are considered impaired under FAS 114 was $4,866,000 all of which was on a nonaccrual basis. Included in this amount was $1,651,000 of impaired loans for which $300,000 of the reserve for credit losses was assigned. The average recorded investment during 1995 in loans classified as impaired at December 31, 1995, was approximately $6,000,000. During 1995, UCB recognized interest income on these impaired loans of $34,000 using the cash basis of accounting. Prior to January 1, 1995, UCB measured loan impairment in a manner generally consistent with the methods prescribed in FAS 114, and, as a result, no additions to the reserve for credit losses were required due to the adoption of this accounting standard.
     In addition to the nonperforming and problem assets described above, which included loans considered impaired under FAS 114, UCB had loans to various borrowers totaling approximately $15,750,000 at December 31, 1995, for which management has serious concerns regarding the ability of the borrowers to continue to comply with present loan repayment terms which could result in some or all of these loans becoming classified as problem assets. These concerns resulted from various credit considerations, including the financial position, operating results and cash flow of the borrowers, and the current estimated fair value of the underlying collateral.
NOTE 4 -- MORTGAGE SERVICING RIGHTS
     Effective April 1, 1995, UCB adopted the provisions of Financial Accounting Standards No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement amends certain provisions of FAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. Under FAS 65, the cost of originated mortgage servicing rights was not recognized as an asset and was charged to earnings when the related loan was sold. As a result of adopting FAS 122, beginning April 1995, the estimated fair values of the rights to service mortgage loans for others have been capitalized on loans originated by UCB. This resulted in an increase in the gains on the sale of mortgage loans into the secondary market totaling $592,000 during 1995.
     FAS 122 has a different cost allocation methodology than FAS 65 for purchased mortgage servicing rights. FAS 65 allocated such costs incurred in excess of the market value of the loans without the servicing rights, whereas FAS 122 allocates costs based on the relative market values of the purchased servicing rights and the related loans. The application of the FAS 122 cost allocation method to purchased mortgage servicing rights acquired during 1995 was not material.
     FAS 122 also requires that all capitalized servicing rights be evaluated for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The adoption of FAS 122 resulted in an impairment adjustment to capitalized mortgage servicing rights of $104,000 at December 31, 1995.
     The following is an analysis of capitalized mortgage servicing rights:

                                                                                                                 Year Ended
                                                                                                              December 31, 1995
                                                                                                               (In thousands)
Balance, January 1.........................................................................................        $ 2,555
  Originated servicing rights..............................................................................            592
  Purchased servicing rights...............................................................................          1,331
  Amortization.............................................................................................           (691)
Balance, December 31.......................................................................................          3,787
  Valuation allowance......................................................................................           (104)
Net balance, December 31...................................................................................        $ 3,683

NOTE 5 -- PREMISES AND EQUIPMENT
     A summary of premises and equipment is as follows:

                                                                                                         Accumulated    Net Book
                                                                                               Cost      Depreciation    Value
                                                                                                        (In thousands)
December 31, 1995:
  Land.....................................................................................   $13,778      $--          $ 13,778
  Buildings and leasehold improvements.....................................................    49,699       20,621        29,078
  Furniture and equipment..................................................................    30,212       20,810         9,402
     Total.................................................................................   $93,689      $41,431      $ 52,258
December 31, 1994:
  Land.....................................................................................   $13,574      $--          $ 13,574
  Buildings and leasehold improvements.....................................................    48,322       19,018        29,304
  Furniture and equipment..................................................................    28,102       18,395         9,707
     Total.................................................................................   $89,998      $37,413      $ 52,585

     Depreciation expense is included in the consolidated statements of income as follows:

                                                                                                  Years Ended December 31,
                                                                                                 1995       1994       1993
                                                                                                       (In thousands)
Depreciation charged to occupancy expense...................................................    $1,737     $1,879     $1,684
Depreciation charged to equipment expense...................................................     3,042      2,958      2,553
Depreciation charged to other operating expenses............................................       185        190        207
  Total depreciation expense................................................................    $4,964     $5,027     $4,444

NOTE 6 -- SHORT-TERM BORROWINGS
     Short-term borrowings are summarized as follows:

                                                                                                            December 31,
                                                                                                          1995        1994
                                                                                                           (In thousands)
Federal funds purchased..............................................................................    $16,820     $10,740
Securities sold under agreement to repurchase........................................................      9,828      47,612
Treasury tax and loan depository note accounts.......................................................      2,683       2,876
Federal Home Loan Bank advances......................................................................      --         25,000
  Total short-term borrowings........................................................................    $29,331     $86,228

     Federal funds purchased represent unsecured overnight borrowings from other financial institutions by UCB's subsidiary banks. Securities sold under agreement to repurchase represent short-term borrowings by UCB's subsidiary banks with maturities ranging from 1 to 89 days collateralized by securities of the United States government or its agencies. Treasury tax and loan depository note accounts are payable on demand to the United States Treasury by UCB's subsidiary banks and are collateralized by state, county, and municipal securities. Interest on borrowings under these arrangements is payable monthly at .25% below the average federal funds rate as quoted by the Federal Reserve Board. Federal Home Loan Bank advances represented borrowings from the Federal Home Loan Bank of Atlanta by UCB's subsidiary banks pursuant to lines of credit collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. These advances had an initial maturity of less than one year with interest payable monthly.
                                       47

NOTE 7 -- MORTGAGES AND OTHER NOTES PAYABLE
     Mortgages payable totaled $121,000 at December 31, 1995, and $145,000 at December 31, 1994. The mortgages bear interest at annual rates ranging from 8.75% to 10% and are collateralized by premises with book values of $470,000 at December 31, 1995, and $476,000 at December 31, 1994. The mortgages are payable primarily in monthly installments totaling approximately $3,000, including interest.
     Other notes payable totaled $125,000 at December 31, 1995 and 1994, and consisted of an unsecured note payable which bears interest at an annual rate of 10%, payable monthly, with the principal due March 1, 1996.
     Advances from the Federal Home Loan Bank of Atlanta with an initial maturity of more than one year totaled $2,729,000 at December 31, 1995, and $2,035,000 at December 31, 1994. The advances are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences and bear interest at rates ranging from 3.50% to 8.30%, payable monthly, with principal due at various maturities beginning November 24, 1996.
     At December 31, 1995, UCB's subsidiary banks had immediately available credit lines from the Federal Home Loan Bank of Atlanta totaling $89,792,000 collateralized by blanket liens on qualifying loans secured by first mortgages on 1-4 family residences. This amount could be increased to $382,754,000 by the purchase of an additional $31,963,000 of common stock in the Federal Home Loan Bank of Atlanta by UCB's subsidiary banks.
NOTE 8 -- EMPLOYEE BENEFIT AND INCENTIVE COMPENSATION PLANS
     UCB and its subsidiaries maintain a noncontributory qualified defined benefit pension plan covering all eligible employees with one or more years of service as of the beginning of the plan's fiscal year. Benefits are based on years of service and the average of the highest basic compensation paid in any five consecutive calendar years during the ten calendar years preceding the earlier of the employee's actual or normal retirement age.
     The net periodic pension cost charged to operating expense related to this plan was $2,378,000 in 1995, $3,030,000 in 1994, and $2,872,000 in 1993. In
addition, $5,707,000 was expensed during 1994 in connection with the restructuring charges incurred. See Note 18.
     The major assumptions used in preparing the actuarial calculations for the qualified defined benefit pension plan are set forth in the following table:

                                                                                                    Years Ended December 31,
                                                                                                   1995       1994       1993
Weighted average discount rate..................................................................    7.5%       8.0%       7.0%
Expected long-term return on plan assets........................................................    8.0%       8.0%       8.0%
Expected increase in salary levels..............................................................    5.5%       5.5%       5.5%

     The following table sets forth the qualified pension plan's funded status and amounts recognized in UCB's Consolidated Balance Sheets:

                                                                                                            December 31,
                                                                                                          1995         1994
                                                                                                           (In thousands)
Actuarial present value of accumulated benefit obligation:
  Vested benefits....................................................................................   $ 39,317     $ 35,756
  Nonvested benefits.................................................................................        484          217
     Total present value of accumulated benefit obligation...........................................   $ 39,801     $ 35,973
Projected benefit obligation.........................................................................   $ 53,126     $ 47,370
Plan assets at fair value, primarily marketable securities...........................................    (45,496)     (35,682)
Projected benefit obligation in excess of plan assets................................................      7,630       11,688
Unrecognized net transition asset being amortized over 17 years......................................      2,562        2,847
Unrecognized prior service cost......................................................................       (782)        (860)
Unrecognized net loss................................................................................     (4,046)      (4,899)
  Accrued plan liability included in the consolidated balance sheets.................................   $  5,364     $  8,776

     The net periodic pension cost applicable to the qualified pension plan included the following components:

                                                                                                    Years Ended December 31,
                                                                                                   1995      1994       1993
                                                                                                         (In thousands)
Service costs-benefits earned during the period................................................   $1,927    $ 2,502    $ 2,337
Interest costs on projected benefit obligation.................................................    3,712      3,132      2,827
Return on plan assets..........................................................................   (6,443)       561     (1,899)
Net amortization and deferrals.................................................................    3,182     (3,165)      (393)
  Net pension expense applicable to qualified plan.............................................   $2,378    $ 3,030    $ 2,872

     UCB and its subsidiaries maintain a nonqualified supplemental pension plan to provide benefits to senior officers where the salary replacement ratio under UCB's qualified defined benefit plan is projected to be less than 60% of final average pay at normal retirement. This plan is designed to provide a minimum level of benefits after consideration of benefits received from UCB's qualified pension plan, 50% of primary social security, and pension benefits received from previous employers. The net periodic pension cost charged to operations for the supplemental pension plan was $562,000 in 1995, $383,000 in 1994, and $241,000 in 1993. In addition, $2,347,000 was expensed during 1994 in connection with the restructuring charges incurred. See Note 18.
     The major assumptions used in preparing the actuarial calculations for the nonqualified supplemental pension plan are as follows:

                                                                                                    Years Ended December 31,
                                                                                                   1995       1994       1993
Weighted average discount rate..................................................................    7.5%       8.0%       7.0%
Expected increase in salary levels..............................................................    5.5%       5.5%       5.5%

     The following table sets forth the supplemental pension plan's funded status and amounts recognized in UCB's Consolidated Balance Sheets:

                                                                                                               December 31,
                                                                                                              1995      1994
                                                                                                              (In thousands)
Actuarial present value of accumulated benefit obligation:
  Vested benefits.........................................................................................   $4,140    $ 3,093
  Nonvested benefits......................................................................................      521        518
     Total present value of accumulated benefit obligation................................................   $4,661    $ 3,611
Projected benefit obligation..............................................................................   $5,155    $ 4,495
Plan assets at fair value.................................................................................     --        --
Projected benefit obligation in excess of plan assets.....................................................    5,155      4,495
Intangible asset to recognize minimum liability...........................................................      487        132
Unrecognized prior service costs..........................................................................     (950)    (1,052)
Unrecognized net gain (loss)..............................................................................     (190)        36
     Accrued plan liability included in the consolidated balance sheets...................................   $4,502    $ 3,611

     The net periodic pension cost applicable to the supplemental pension plan included the following components:

                                                                                                             Years Ended
                                                                                                             December 31,
                                                                                                         1995    1994    1993
                                                                                                            (In thousands)
Service costs-benefits earned during the period.......................................................   $101    $124    $104
Interest costs on projected benefit obligation........................................................    360     153      72
Amortization of prior service cost....................................................................    101     106      65
  Pension expense applicable to supplemental plan.....................................................   $562    $383    $241

     UCB and its subsidiaries maintain a defined benefit retiree health care plan covering all employees who retire after age 55 with ten years of service. Lifetime benefits provided by the plan for each covered employee is limited to $1,000,000. Retired employees may purchase similar health care benefits for their spouses, subject to the same lifetime limitation. Effective January 1, 1993, UCB adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which requires the recognition of the accumulated benefit obligation for UCB's retiree health care plan as well as the periodic costs of providing retiree health coverage. The actuarial present value of the accumulated postretirement health care benefit obligation amounted to $7,890,000 at January 1, 1993, and is being amortized over 20 years.
     Net periodic retiree health care expense charged to operations was $1,116,000 in 1995, $1,026,000 in 1994, and $1,038,000 in 1993. In addition,
$1,130,000 was expensed during 1994 in connection with the restructuring charges incurred. See Note 18. The projected benefit obligation was determined using a weighted average discount rate of 7.5% at December 31, 1995, and 8.0% at December 31, 1994, and an expected inflation rate for health care expenses for each year starting at 14.0% in the current year and graded to 6.0% after five years. The projected benefit obligation at December 31, 1993, was determined using a weighted average discount rate of 7.0% and an expected inflation rate for health care expenses starting at 16.5% in the current year and graded to 6.5% after seven years. Increasing the health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1995, by $657,000 and annual aggregate service and interest costs by $53,000.
                                       50

     The following table sets forth the retiree health care plan's funded status and amounts recognized in UCB's Consolidated Balance Sheets:

                                                                                                               December 31,
                                                                                                             1995       1994
                                                                                                              (In thousands)
Actuarial present value of accumulated benefit obligation:
  Retirees...............................................................................................   $ 8,421    $ 7,310
  Fully eligible active plan participants................................................................       193        142
  Other active plan participants.........................................................................       967        791
     Total present value of accumulated benefit obligation...............................................     9,581      8,243
Plan assets at fair value................................................................................     --         --
Present value of accumulated benefit obligation in excess of plan assets.................................     9,581      8,243
Unrecognized net transition asset being recognized over 20 years.........................................    (6,707)    (7,101)
Unrecognized net gain....................................................................................       771      1,613
     Accrued plan liability included in the consolidated balance sheets..................................   $ 3,645    $ 2,755

     Postretirement health care expense included the following components:

                                                                                                           Years Ended
                                                                                                           December 31,
                                                                                                     1995      1994      1993
                                                                                                          (In thousands)
Service costs-benefits earned during the period..................................................   $   76    $  110    $  100
Interest costs on present value of accumulated benefit obligation................................      672       523       544
Net amortization and deferrals...................................................................      368       393       394
  Postretirement health care expense.............................................................   $1,116    $1,026    $1,038

     UCB and its subsidiaries maintain a defined contribution postemployment health care plan covering all employees who become disabled. Lifetime benefits provided by the plan for each covered disabled former employee is limited to $1,000,000. Similar health care benefits may be purchased for their spouses, subject to the same lifetime limitation. Effective January 1, 1994, UCB adopted FAS 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of expenses for the estimated cost of benefits provided for employees after employment but before retirement. The adoption of FAS 112 required immediate recognition of the actuarially determined liability for postemployment benefits which amounted to $529,000 at December 31, 1993. The recognition of the liability, net of related deferred income taxes, resulted in a charge against net income of $316,000 which was reported separately in the consolidated statement of income for the year ended December 31, 1994, as a cumulative effect of a change in accounting method. The net periodic postemployment health care expense charged to operations was $37,000 in 1995 and $52,000 in 1994. Prior to 1994, postemployment health care expenses were charged to income as the expenses were incurred.
     The accumulated postemployment health care benefit obligation at December 31, 1995, amounted to $394,000 and $478,000 at December 31, 1994. The accumulated postemployment health care benefit obligation at December 31, 1995 and 1994, was determined using a weighted average discount rate of 8.0% and an expected inflation rate for health care expenses starting at 14.0% in the current year and graded to 6.5% after five years. The accumulated postemployment health care benefit obligation at January 1, 1994, was determined using a weighted average discount rate of 7.0% and an expected inflation rate for health care expenses starting at 15.5% in the current year and graded to 6.5% after seven years.
     UCB maintains a tax-qualified employee savings plan which was established pursuant to Section 401(k) of the Internal Revenue Code. Regular employees who participate may contribute up to 6% of their annual compensation (not to exceed $9,000) to the plan. UCB contributes an amount equal to the employee's contribution and may make an additional discretionary profit-sharing contribution to the plan. Total employer contributions to the savings plan amounted to $2,381,000 in 1995, $2,425,000 in 1994, and $2,066,000 in 1993. No
discretionary profit-sharing contributions have been made to the plan since its inception in 1985. The plan purchased 322,121 shares of UCB common stock during the year ended December 31, 1995, 370,753 shares during 1994, and 302,899 shares during 1993. The plan held 2,503,158 shares of UCB common stock at December 31, 1995, 2,478,139 shares at December 31, 1994, and 2,201,902 shares at December 31, 1993.
                                       51

     Effective January 1, 1994, UCB established a long-term incentive compensation plan for the benefit of members of senior management. Under the terms of the plan, awards, which have a value contingent upon the level of future corporate performance compared to predetermined targets, have been granted subject to a five-year vesting period. Any payments to participants pursuant to this plan will generally be made in UCB common stock at the end of the vesting period except under certain defined circumstances. Charges to operating expenses in connection with the 1994 long-term incentive plan amounted to $836,000 in 1995 and $557,000 in 1994.
     UCB previously had a long-term incentive compensation plan participated in by members of senior management. Under the terms of this plan, base units which have a fixed cash value and performance units with a cash value contingent upon future corporate performance were granted subject to, in most cases, a five-year vesting period. At the end of the vesting period, participants will receive payment in cash for the value of the base units and performance units. Charges to operating expenses in connection with the long-term cash incentive plan amounted to $282,000 in 1993. As a result of the establishment of the above-described long-term incentive plan effective January 1, 1994, this plan was terminated, and unvested awards were paid on a prorated basis to the plan participants.
     UCB has a nonqualified stock option plan. Under the terms of the plan, options to purchase up to 300,000 shares may be granted to members of UCB's senior management. The option price per share is the median bid/asked closing price per share of UCB's common stock as quoted by the National Association of Securities Dealers Automated Quotation system on the date of the grant. Options may be exercised within periods ranging from two to five years following, in most cases, a five-year vesting period. No options to purchase shares were granted under this plan during 1995.
     During 1995, UCB established a Stock Option and Incentive Award Plan. Under terms of the plan, options to purchase up to 900,000 shares may be granted to members of UCB's management. The option price per share of options granted under the plan was the median bid/asked closing price per share of UCB's common stock as quoted by the National Association of Securities Dealers Automated Quotation system on the date of the grant. Options may be exercised after vesting periods ranging from two to five years. The plan is subject to shareholder approval and is designed to replace the nonqualified stock option plan described above.
     The following table sets forth the pertinent data regarding the options outstanding, all of which are nonqualified, with respect to UCB's stock option plans:

                                                                                Years Ended December 31,
                                                                    1995                        1994                  1993
                                                                          WEIGHTED                    Weighted
                                                             NUMBER       AVERAGE        Number       Average        Number
                                                          OF SHARES(1)    PRICE(1)    of Shares(1)    Price(1)    of Shares(1)
Options outstanding at beginning of year...............      204,790       $10.44        254,380       $ 9.32        215,166
Options granted........................................       71,456        20.83          9,000        18.17         82,888
Options exercised......................................      (36,691)        6.76        (58,590)        6.76        (34,500)
Options forfeited......................................          (10)(2)    11.40         --            --            (9,174)
Options outstanding at end of year.....................      239,545       $14.11        204,790       $10.44        254,380
Options exercisable at end of year.....................       11,836       $ 6.76         48,530       $ 6.76         --
                                                         Weighted
                                                         Average
                                                         Price(1)
Options outstanding at beginning of year...............   $ 9.07
Options granted........................................    10.01
Options exercised......................................    10.12
Options forfeited......................................     6.76
Options outstanding at end of year.....................   $ 9.32
Options exercisable at end of year.....................   $--

(1) ADJUSTED FOR THE 3-FOR-2 STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND DECLARED JANUARY 17, 1996.
(2) SHARES FORFEITED DUE TO TRUNCATION OF FRACTIONAL SHARES CAUSED BY RESTATEMENT FOR 3-FOR-2 STOCK SPLIT EFFECTED IN THE FORM OF A STOCK DIVIDEND DECLARED JANUARY 17, 1996.
     Effective January 1, 1994, UCB established the Management Incentive Plan to provide annual incentive compensation in addition to base salary to key management and staff employees. The maximum aggregate incentive compensation which may be awarded pursuant to this plan in any year is determined based on a percentage of the participants' base salaries for the calendar year adjusted to reflect UCB's achievement of the corporate performance target for net operating earnings per share (income per share before cumulative effects of changes in accounting methods for the calendar year adjusted for the net effect of poolings-of-interest merger acquisitions, restructuring charges, and certain other adjustments) and, in some cases, the attainment of performance targets established for individual operating units. The charge to operating expenses in connection with the Management Incentive Plan was $1,958,000 in 1995 and $2,351,000 in 1994.
                                       52

     UCB previously had two annual incentive plans to provide incentive compensation in addition to base salary to key management and staff employees. The Senior Management Incentive Plan was established to provide incentive compensation to executive and senior officers while the Management Incentive Plan provided incentive compensation to mid-management officers. These plans were terminated as of October 1, 1993, and replaced by a new annual incentive plan which is discussed above. The charge to operating expenses in connection with the Senior Management Incentive Plan was $925,000 in 1993 while the charge for the Management Incentive Plan was $375,000 in 1993.
NOTE 9 -- INCOME TAX PROVISION
     Components of the consolidated income tax provision are as follows:

                                                                                                Years Ended December 31,
                                                                                              1995        1994        1993
                                                                                                     (In thousands)
Taxes currently payable:
  Federal................................................................................    $23,030     $16,974     $15,066
  State..................................................................................      2,943       2,357       1,855
     Total taxes currently payable.......................................................     25,973      19,331      16,921
Net deferred income tax benefits:
  Federal................................................................................       (601)     (1,682)       (956)
  State..................................................................................       (202)       (451)       (123)
     Total net deferred income tax benefits..............................................       (803)     (2,133)     (1,079)
Total income tax provision...............................................................    $25,170     $17,198     $15,842

     Total income tax expense for the periods shown below is less than the amount computed by applying the statutory federal income tax rate (35% in 1995, 1994, and 1993) to income before income taxes for the following reasons:

                                                                                                  Years Ended December 31,
                                                                                                 1995       1994       1993
                                                                                                       (In thousands)
Computed income tax provision................................................................   $24,279    $16,542    $16,961
  Increase (decrease) in taxes resulting from:
     Tax-exempt income on investments........................................................    (1,729)    (1,935)    (2,077)
     State income taxes, net of federal tax benefit..........................................     1,782      1,239      1,110
     Other, net..............................................................................       838      1,352       (152)
Total income tax provision...................................................................   $25,170    $17,198    $15,842
Income tax provision related to gains (losses) on dispositions of securities.................   $     3    $   (11)   $    23

     Effective January 1, 1993, UCB adopted Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." This statement requires a balance sheet approach to financial accounting for income taxes. Deferred tax assets and liabilities are required to be revalued annually using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Subsequent changes in tax rates will require adjustments to these assets and liabilities. The cumulative effect of this change in accounting for income taxes was $855,000 and was reported separately in the consolidated statement of income for the year ended December 31, 1993, as the cumulative effect of a change in accounting method. Prior years' consolidated financial statements have not been restated to apply the provisions of FAS 109.
                                       53

     At December 31, 1995, UCB had recorded a net deferred tax asset of $14,641,000. This deferred tax asset is less than the income taxes paid in prior years that are currently available to offset tax losses, therefore, no valuation allowance is necessary for deferred tax assets at December 31, 1995. The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are shown below:

                                                                                                             December 31,
                                                                                                            1995       1994
                                                                                                            (In thousands)
Reserve for credit losses..............................................................................   $ 16,223    $15,488
Deferred gains on asset sales..........................................................................        767        839
Benefit plan accruals..................................................................................      5,721      6,092
Deferred compensation accruals.........................................................................        558      1,165
Other temporary differences creating deferred tax assets...............................................      1,970      3,167
  Total deferred tax assets............................................................................     25,239     26,751
Accelerated depreciation...............................................................................     (3,088)    (3,215)
Deferred loan origination fees, net of deferred costs..................................................     (1,389)    (1,293)
Other temporary differences creating deferred tax liabilities..........................................     (6,121)    (4,654)
  Total deferred tax liabilities.......................................................................    (10,598)    (9,162)
     Net deferred tax assets...........................................................................   $ 14,641    $17,589

NOTE 10 -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
     The following is a breakdown of items included in "Other noninterest expenses, excluding restructuring charges" on the consolidated statements of income:

                                                                                                   Years Ended December 31,
                                                                                                  1995       1994       1993
                                                                                                        (In thousands)
Other noninterest expenses, excluding restructuring charges:
  Data processing fees and software expense..................................................   $  5,245   $  4,102   $  3,779
  Marketing and business development.........................................................      4,423      3,841      3,803
  Postage and delivery.......................................................................      3,674      3,293      2,888
  FDIC deposit insurance premiums............................................................      3,593      6,138      5,663
  Outside services...........................................................................      3,514      3,240      2,791
  Printing, stationery, and supplies.........................................................      3,502      2,654      2,687
  Telephone expense..........................................................................      2,838      2,153      2,132
  Amortization of goodwill and other intangible assets.......................................      2,197        950        438
  Noncredit losses...........................................................................      1,857      1,309      1,467
  Travel expense.............................................................................      1,805      1,940      1,735
  Insurance and taxes, other than taxes on income............................................      1,239      1,209      1,160
  Amortization of capitalized mortgage servicing rights......................................        691      1,440      2,167
  Subscriptions and dues.....................................................................        571        594        585
  Donations..................................................................................        316        668        521
  Other expenses.............................................................................      2,977      2,704      2,838
     Total other noninterest expenses, excluding restructuring charges.......................   $ 38,442   $ 36,235   $ 34,654

NOTE 11 -- COMMITMENTS AND CONTINGENT LIABILITIES
     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISKS -- In the normal course of business, UCB's banking subsidiaries are parties to financial instruments with off-balance sheet risks. These financial instruments include commitments to extend credit, financial guarantees, standby letters of credit, permanent mortgage loans sold with limited recourse provisions, and forward contracts represented by commitments to sell securitized mortgage loans. Although the principal balances of these instruments are not reflected in the accompanying financial statements, credit and market risks are inherent in these transactions.
     UCB's exposure to credit loss in the event of nonperformance by the party to whom credit or financial guarantees have been extended is represented by the contractual amount of the financial instruments. UCB maintains the same credit policies in making off-balance sheet commitments and financial guarantees as it does for its on-balance sheet instruments.
     Forward contracts to deliver securitized mortgage loans do not represent exposure to credit loss; rather, they represent market exposure to potential interest rate risk. UCB controls the market risk of its forward contracts to deliver securitized mortgage loans by monitoring the volume of loan applications in process, the estimated closure rate of applications in process, the volume of commitments to purchase mortgage loans originated by third parties, and the overall direction of mortgage rates in the secondary market.
     The following table sets forth the pertinent information concerning UCB's off-balance sheet financial instruments with credit or market risk at year-end:

                                                                                                             December 31, 1995
                                                                                                              Contract Amount
                                                                                                              (In thousands)
Off-balance sheet financial instruments whose contract amounts represent credit risk:
  Unfunded commitments to extend credit:
     Commercial real estate, construction, and land acquisition and development loans....................        $ 201,259
     Revolving consumer lines of credit secured primarily by junior liens on 1-4 family residences.......          126,720
     Credit card and other unsecured consumer credit lines...............................................          123,952
     All other loans.....................................................................................          236,311
       Total unfunded commitments to extend credit.......................................................        $ 688,242
     Standby letters of credit...........................................................................        $  17,356
     Permanent mortgage loans sold with limited recourse.................................................        $   4,144
Financial instruments whose contract amounts exceed the amount of credit risk:
  Forward contracts to deliver securitized mortgage loans................................................        $  47,358

     Commitments to extend credit are agreements to lend which remain outstanding over a specified period (usually one year) unless conditions stated in the contract have been violated. Many of the commitments are expected to expire without being drawn upon; therefore, the total unfunded commitment amounts do not necessarily represent future cash requirements. Collateral obtained, if any, upon extension of credit is based on management's credit evaluation of the borrower. The collateral may include, but is not limited to, marketable securities and other liquid assets, accounts receivable, inventory, and real and personal property. Except for $26,378,000 in commercial lines of credit which have maturities of more than one year and do not require a separate credit decision before being drawn upon, UCB's loan commitments are short-term (less than one year) by contract or are generally restricted to separate credit decisions for advances pursuant to the commitments.
     Included in commitments to extend credit are commitments to originate residential mortgage loans to be held for sale of approximately $15,476,000 at December 31, 1995, and $4,311,000 at December 31, 1994, with terms generally not exceeding 90 days. As discussed in Note 3, mortgage loans held for sale, which are carried at the lower of aggregate cost or market value and are included in total loans, were approximately $16,084,000 and $4,821,000 at December 31, 1995 and 1994, respectively. In connection with the commitments to originate residential mortgage loans and mortgage loans held for sale, management has entered into forward commitments to sell residential mortgage loans totaling $47,358,000 at December 31, 1995, and $6,894,000 at December 31, 1994. Such
forward commitments are entered into to reduce UCB's exposure to
                                       55
market risk arising from potential changes in interest rates, which could alter the underlying market value of the commitments to originate residential mortgage loans and of mortgage loans held for sale. The forward commitments are at fixed prices and are scheduled to settle at specified dates which generally do not exceed 90 days. Loans held for sale and the commitments to originate residential mortgage loans are valued using the fixed prices of the forward commitments to sell mortgage loans. Loans held for sale and commitments to originate residential mortgage loans not covered by existing forward commitments to sell loans are valued using quoted market prices appropriate for the related loan characteristics and interest rate levels. Forward commitments not fully satisfied by loans held for sale and commitments to originate mortgage loans are valued based on what it would cost to purchase loans in the open market to fulfill the commitments. The net result of this valuation process is used in recording the carrying value of mortage loans held for sale at the lower of aggregate cost or fair value. The fair value of the mortgage loans held for sale exceeded the aggregate cost by $256,000 at December 31, 1995, and $13,000 at the end of 1994.
     Standby letters of credit and financial guarantees written are commitments issued by UCB's subsidiary banks to guarantee the performance of a customer to a third party. The financial instruments are generally short-term (less than one year) as stated in the contract or are cancelable by UCB at any time. The credit risk involved in issuing letters of credit is substantially equivalent to that involved in extending loan commitments, and, accordingly, underwriting requirements are essentially identical.
     Various proposals are currently being considered by committees of the United States Congress concerning a possible merger of the SAIF and BIF of the FDIC. One of the principal issues under discussion is the amount of additional funds needed to recapitalize the SAIF prior to such a merger. Substantially all of the proposals under consideration contemplate a one-time special assessment to be levied on SAIF-insured deposits, which assessment has ranged from $.66 to $.85 per $100 of SAIF-insured deposits maintained by the institution assessed. In addition, the various proposals differ as to whether the proposed assessment will be deductible for tax purposes by the institution assessed. At December 31, 1995, UCB had approximately $138 million of SAIF-insured deposits. Due to the uncertainty as to which, if any, of the various proposals will be adopted and the ultimate amount and tax deductibility of the assessment to be levied on UCB, the impact of the proposals and the possible assessment on UCB is impossible to predict with certainty at this time.
     LEASE COMMITMENTS -- Subsidiaries of UCB occupy premises and use equipment under operating lease agreements. Rental expense under such agreements was as follows:

                                                                                                  Years Ended December 31,
                                                                                                 1995       1994       1993
                                                                                                       (In thousands)
Rent on premises............................................................................    $ 3,141    $ 3,128    $ 3,097
Rent on equipment...........................................................................        443        448        473
  Total rental expense......................................................................    $ 3,584    $ 3,576    $ 3,570

     A summary of lease commitments outstanding at December 31, 1995, with terms of more than 12 months follows. Commitments related to equipment leases are primarily for data processing equipment as leases on other equipment are generally cancelable within one year.

                                                                                               Premises    Equipment     Total
                                                                                                        (In thousands)
Years ending December 31,
1996........................................................................................   $  3,527      $ 268      $  3,795
1997........................................................................................      3,541        240         3,781
1998........................................................................................      3,448        144         3,592
1999........................................................................................      2,996         38         3,034
2000........................................................................................      2,767      --            2,767
Thereafter..................................................................................     17,533      --           17,533
  Total commitments.........................................................................   $ 33,812      $ 690      $ 34,502

     Substantially all leases on premises have renewal options, most of which will likely be exercised. If exercised, additional lease expense of at least $63,576,000 in the aggregate will be incurred during the option periods. Therefore, it is not expected that future lease expense will be less than the expense for 1995.
                                       56

     The above lease commitments are based upon current and future rentals as stated in the lease agreements. No estimates have been included for future rental increases that may result from adjustments related to the Consumer Price Index or other cost of living standards that are included in the terms of certain of the above leases. In management's opinion, any future increases in rentals that may result from such adjustments are not expected to impact materially the overall operating results of UCB on a consolidated basis.
     LEGAL PROCEEDINGS -- Various legal proceedings are pending or threatened against UCB and its subsidiaries. All the foregoing are routine proceedings, pending or threatened, which are incidental to the ordinary course of UCB's and its subsidiaries' business. In the judgment of management, none of such pending or threatened legal proceedings will have a material adverse effect on the consolidated operations, liquidity, or financial position of UCB and its subsidiaries.
NOTE 12 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
     FAS 107, "Disclosures about Fair Value of Financial Instruments," requires corporations to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.
     Fair value estimates made as of December 31, 1995 and 1994, are based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the corporation's entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
     The following methods and assumptions were used by UCB in estimating its fair value disclosures for financial instruments:
     CASH AND CASH EQUIVALENTS -- The carrying amounts reported in the balance sheets for cash and short-term instruments approximate those assets' fair values.
     SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES -- Fair values were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.
     LOANS -- The carrying values, reduced by estimated inherent credit losses, of variable-rate loans and other loans with short-term characteristics were considered fair values. The fair value of certain 1-4 family residential loans was based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics and credit losses inherent in the portfolio. For other loans, the fair market values were calculated by discounting scheduled future cash flows using current interest rates offered on loans with similar terms adjusted to reflect the estimated credit losses inherent in the portfolio.
     ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE -- The carrying amounts reported in the balance sheets for accrued interest receivable and accrued interest payable approximate their fair values.
     DEPOSIT LIABILITIES -- The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW, savings, and money market deposits, was, by definition, equal to the amount payable on demand as of December 31, 1995 and 1994. The fair value of certificates of deposit was based on the discounted value of contractual cash flows, calculated using the discount rates that equaled the interest rates offered at the valuation date for deposits of similar remaining maturities.
     SHORT-TERM BORROWINGS -- The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximated their fair values.
     MORTGAGES AND OTHER NOTES PAYABLE -- Rates currently available to UCB for debt with similar terms and remaining maturities were used to estimate fair value of existing mortgages and other notes payable.
                                       57

     The following is a summary of the carrying amounts and estimated fair values of UCB's financial assets and liabilities:

                                                                                            December 31,
                                                                                  1995                        1994
                                                                         CARRYING     ESTIMATED      Carrying     Estimated
                                                                          AMOUNT      FAIR VALUE      Amount      Fair Value
                                                                                           (In thousands)
Financial assets:
  Cash and due from banks -- noninterest-bearing.....................   $  164,935    $  164,935    $  147,450    $  147,450
  Federal funds sold and other short-term
     investments.....................................................       30,097        30,097        82,250        82,250
  Securities available for sale......................................      759,497       759,497       376,913       376,913
  Investment securities..............................................       59,427        61,339       208,249       202,372
  Loans, net of reserve for credit losses............................    2,619,426     2,625,310     2,379,477     2,330,930
  Accrued interest receivable........................................   $   30,241    $   30,241    $   23,441    $   23,441
Financial liabilities:
  Deposits...........................................................   $3,410,627    $3,417,359    $2,940,599    $2,910,130
  Short-term borrowings..............................................       29,331        29,331        86,228        86,228
  Mortgages and other notes payable..................................        2,975         2,755         2,305         2,404
  Accrued interest payable...........................................   $   11,255    $   11,255    $    7,595    $    7,595

     At December 31, 1995 and 1994, UCB had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value. See Note 11.
     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the discounted value of fee revenues generated by the trust department, the mortgage banking operation, the insurance department, and the brokerage operation; nor is the value of deferred tax assets, premises and equipment, or deposit-base premiums on core deposits considered. In addition, the value of capitalized mortgage servicing rights is not included above; however, it is shown in the balance sheets with a remaining unamortized cost of $3,683,000 at December 31, 1995, and $2,555,000 at December 31, 1994. The estimated fair value of all mortgage servicing rights, including originated servicing rights not included above or in the balance sheets, was $8,205,000 at December 31, 1995, and $8,862,000 at December 31, 1994.
NOTE 13 -- REGULATORY RESTRICTIONS
     UCB and its subsidiary banks are subject to certain requirements imposed by state and federal banking statutes and regulations. These requirements, among other things, establish minimum levels of capital, restrict the amount of dividends that may be distributed, and require that reserves on deposit liabilities be maintained in the form of vault cash or noninterest-bearing deposits with the Federal Reserve Bank.
     North Carolina law prohibits United Carolina Bancshares Corporation (Parent Company) from making any distributions to shareholders, including the payment of cash dividends, which would render it insolvent or unable to meet its obligations as they become due in the ordinary course of business. At December 31, 1995, United Carolina Bancshares Corporation had total stockholders' equity of $301,777,000.
     North Carolina law restricts the payment of dividends by UCB's North Carolina subsidiary bank to the amount of its retained earnings. At December 31, 1995, the Bank had retained earnings of $193,517,000 legally available under North Carolina law for dividend payments.
     UCB's South Carolina subsidiary bank is prohibited by South Carolina law from paying any cash dividend which would render the Bank insolvent or unable to meet its obligations as they become due. Further, the payment of any cash dividend is subject to the prior approval of the South Carolina State Board of Financial Institutions. At December 31, 1995, UCB's South Carolina subsidiary bank had total stockholder's equity of $25,475,000.
                                       58

     In addition to the dividend restrictions imposed by state statutes, UCB and its subsidiary banks are subject to federal regulatory risk-based capital guidelines for banks and bank holding companies. These guidelines require minimum ratios of core capital (common stockholders' equity, net of goodwill, and qualifying perpetual preferred stock, subject to certain limitations) to risk-weighted assets of 4.0% and total capital (core capital, reserve for credit losses up to 1.25% of risk-weighted assets, mandatory convertible securities, preferred stock, and subordinated debt, subject to certain limitations) to risk-weighted assets of 8.0%. As of December 31, 1995, UCB and its subsidiaries (consolidated) had a ratio of core capital to risk-weighted assets of 10.86% and a ratio of total capital to risk-weighted assets of 12.11%. Regulatory guidelines also require a minimum leverage ratio of core capital, as defined for risk-based guidelines, to average total assets for the previous quarter, ranging from 3% to 5%, subject to federal bank regulatory evaluation of the organization's overall safety and soundness. At December 31, 1995, UCB and its subsidiaries (consolidated) had a ratio of core capital to average total assets less intangible assets other than capitalized mortgage servicing rights for the three months ended December 31, 1995, of 7.57%. Pursuant to federal law, UCB and its subsidiaries are subject to significant restrictions on operations, including capital distributions, in the event minimum capital ratios are not maintained.
     For the reserve maintenance period in effect at December 31, 1995, UCB's subsidiary banks were required to maintain average daily vault cash and noninterest-bearing deposits with the Federal Reserve Bank in the aggregate amount of $72,707,000 as reserves on deposit liabilities.
     UCB's subsidiary banks are members of the Federal Home Loan Bank of Atlanta
(FHLB). Member institutions are required to maintain a minimum investment in the common stock of the FHLB based on the asset size of the member institution and the amount of qualifying 1-4 family residential loans. At December 31, 1995, UCB's subsidiary banks owned $10,144,000 of FHLB common stock.
                                       59

NOTE 14 -- PARENT COMPANY FINANCIAL DATA
     Condensed financial information for United Carolina Bancshares Corporation (Parent Company) is as follows:

                                                                                                             December 31,
CONDENSED BALANCE SHEETS                                                                                   1995        1994
                                                                                                            (In thousands)
  ASSETS:
     Cash on demand deposit with bank subsidiary......................................................   $   1,140   $   1,415
     Securities available for sale at market value:
       United States government securities (amortized costs of $250,000 in 1995
          and $9,762,000 in 1994).....................................................................         251       9,742
       Obligations of United States government agencies (amortized costs
          of $19,555,000 in 1995 and $8,788,000 in 1994)..............................................      19,551       8,745
          Total securities available for sale.........................................................      19,802      18,487
     Investments in subsidiaries at underlying book value:
       Bank subsidiaries..............................................................................     282,399     244,608
       Nonbank subsidiaries...........................................................................         745         741
          Total investments in subsidiaries...........................................................     283,144     245,349
     Other assets.....................................................................................       1,491         960
          Total assets................................................................................   $ 305,577   $ 266,211
  LIABILITIES AND STOCKHOLDERS' EQUITY:
     Accrued taxes, expenses, and other liabilities...................................................   $   3,800   $   2,722
     Stockholders' equity.............................................................................     301,777     263,489
          Total liabilities and stockholders' equity..................................................   $ 305,577   $ 266,211

                                                                                                  Years Ended December 31,
CONDENSED STATEMENTS OF INCOME                                                                   1995       1994       1993
                                                                                                       (In thousands)
  Dividends from bank subsidiaries...........................................................   $14,313    $11,939    $10,629
  Interest income from bank subsidiary.......................................................        20         24         32
  Management fees from bank subsidiary.......................................................     2,972      2,760      2,700
  Interest on securities.....................................................................       955        774        552
     Total operating income..................................................................    18,260     15,497     13,913
  Personnel expense..........................................................................     2,097      1,990      1,535
  Other expenses.............................................................................     1,544      2,006      1,188
     Total operating expenses................................................................     3,641      3,996      2,723
  Income before income taxes.................................................................    14,619     11,501     11,190
     Income tax provision (benefit)..........................................................        95       (150)       150
  Income before equity in undistributed net income of subsidiaries...........................    14,524     11,651     11,040
     Equity in undistributed net income of subsidiaries:
       Bank subsidiaries.....................................................................    29,671     18,095     22,431
       Nonbank subsidiaries..................................................................         4          4          1
  Net income.................................................................................   $44,199    $29,750    $33,472

                                                                                                  Years Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS                                                              1995        1994        1993
                                                                                                       (In thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income............................................................................   $ 44,199    $ 29,750    $ 33,472
     Adjustments to reconcile net income to net cash provided
       by operating activities:
       Undistributed earnings of bank subsidiaries.........................................    (29,671)    (18,095)    (22,431)
       Undistributed earnings of nonbank subsidiaries......................................         (4)         (4)         (1)
       Provision for deferred income taxes and decrease in taxes payable...................       (295)       (300)         59
       Other, net..........................................................................        819         972         (67)
          Total adjustments................................................................    (29,151)    (17,427)    (22,440)
          Net cash provided by operating activities........................................     15,048      12,323      11,032
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available for sale securities............................................    (39,096)    (36,349)    (34,922)
     Maturities of available for sale securities...........................................     37,839      35,459      33,904
     Decrease in investments in and advances to nonbank subsidiaries.......................      --          --            642
          Net cash used by investing activities............................................     (1,257)       (890)       (376)
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock, net of shares retired.......................................        247         (28)        153
     Dividends paid........................................................................    (14,313)    (11,939)    (10,629)
          Net cash used by financing activities............................................    (14,066)    (11,967)    (10,476)
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................       (275)       (534)        180
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........................................      1,415       1,949       1,769
  CASH AND CASH EQUIVALENTS AT END OF YEAR.................................................   $  1,140    $  1,415    $  1,949
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID DURING THE YEAR FOR:
     Income taxes, net of reimbursements from subsidiaries.................................   $    110    $    136    $    238
  SIGNIFICANT NONCASH TRANSACTIONS:
     Unrealized gains (losses) on securities available for sale............................   $     60    $    (58)   $     (5)
     Unrealized gains (losses) on subsidiaries' securities available for sale..............   $ 11,933    $ (8,350)   $  1,413

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)
     Summarized unaudited quarterly financial data for the years ended December 31, 1995 and 1994, is as follows:

                                                                                                     1995
                                                                                    First     Second      Third     Fourth
                                                                                   Quarter    Quarter    Quarter    Quarter
                                                                                   (In thousands except per share amounts)
Net interest income.............................................................   $38,213    $38,927    $40,014    $40,732
Provision for credit losses.....................................................     2,250      1,150      1,000      2,400
Noninterest income..............................................................    10,533     10,920     11,902     11,696
Noninterest expenses............................................................    30,654     32,066     31,174     32,874
Net income......................................................................   $10,120    $10,614    $12,454    $11,011
Per share:
  Net income....................................................................   $   .46    $   .48    $   .56    $   .50

                                                                                                     1994
                                                                                    First     Second      Third     Fourth
                                                                                   Quarter    Quarter    Quarter    Quarter
                                                                                   (In thousands except per share amounts)
Net interest income.............................................................   $34,188    $36,051    $37,085    $37,511
Provision for credit losses.....................................................       923      1,039        809        600
Noninterest income..............................................................    10,690     11,057     10,698     10,530
Noninterest expenses, excluding restructuring charges...........................    30,060     31,374     31,884     31,951
Restructuring charges...........................................................       400        600        300     10,606
Income before cumulative effect of a change in accounting
  method........................................................................     8,705      9,012      9,347      3,002
Cumulative effect of a change in accounting method..............................     (316)         --         --         --
Net income......................................................................   $ 8,389    $ 9,012    $ 9,347    $ 3,002
Per share:
  Income before cumulative effect of a change in accounting method..............   $   .40    $   .41    $   .43    $   .13
  Net income....................................................................   $   .38    $   .41    $   .43    $   .13

NOTE 16 -- NORTH CAROLINA SUBSIDIARY BANK FINANCIAL DATA
     The following is a summary of condensed consolidated financial data for United Carolina Bank and its subsidiaries (North Carolina Subsidiary Bank):

                                                                                                           December 31,
BALANCE SHEET DATA:                                                                                     1995          1994
                                                                                                          (In thousands)
  ASSETS:
     Cash and due from banks -- noninterest-bearing...............................................   $  160,989    $  143,178
     Federal funds sold and other short-term investments..........................................       30,090        76,241
     Securities available for sale................................................................      638,657       314,798
     Investment securities........................................................................       47,037       180,012
     Loans, net of unearned income................................................................    2,435,589     2,206,164
       Less reserve for credit losses.............................................................      (37,062)      (35,590)
          Net loans...............................................................................    2,398,527     2,170,574
     Other assets.................................................................................      138,552       125,461
          Total assets............................................................................   $3,413,852    $3,010,264
  LIABILITIES AND STOCKHOLDER'S EQUITY:
     Deposits:
       Noninterest-bearing demand deposits........................................................   $  498,596    $  483,459
       Interest-bearing deposits..................................................................    2,586,803     2,168,280
          Total deposits..........................................................................    3,085,399     2,651,739
     Short-term borrowings........................................................................       34,197       100,600
     Mortgages and other notes payable............................................................        2,975         2,305
     Accrued taxes, expenses, and other liabilities...............................................       34,357        33,684
          Total liabilities.......................................................................    3,156,928     2,788,328
     Stockholder's equity.........................................................................      256,924       221,936
          Total liabilities and stockholder's equity..............................................   $3,413,852    $3,010,264

                                                                                                Years Ended December 31,
INCOME STATEMENT DATA:                                                                        1995        1994        1993
                                                                                                     (In thousands)
  Interest income........................................................................   $ 258,889   $210,330    $ 186,683
  Interest expense.......................................................................     115,078     78,682       71,165
     Net interest income.................................................................     143,811    131,648      115,518
  Provision for credit losses............................................................       6,000      2,871        4,843
     Net interest income after provision for credit losses...............................     137,811    128,777      110,675
  Noninterest income.....................................................................      44,317     42,230       40,648
  Noninterest expenses, excluding restructuring charges..................................     118,503    116,772      108,610
  Restructuring charges..................................................................      --         10,248       --
  Income before income taxes.............................................................      63,625     43,987       42,713
     Income tax provision................................................................      23,380     16,343       14,255
  Income before cumulative effects of changes in accounting methods......................      40,245     27,644       28,458
     Cumulative effects of changes in accounting methods.................................      --           (316)         815
  Net income.............................................................................   $  40,245   $ 27,328    $  29,273

NOTE 17 -- MERGERS AND ACQUISITIONS
     On May 28, 1993, UCB issued 50,617 (75,925 after giving effect to the 3-for-2 stock split declared January 17, 1996) shares of common stock to consummate the acquisition by merger of Price, Dulaney & Company, a general insurance agency in Charlotte, North Carolina, by UCB's North Carolina subsidiary bank. Total assets of $144,000 were acquired in the transaction. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.
     Effective after the close of business on November 12, 1993, UCB's North Carolina subsidiary bank acquired Home Federal Savings Bank of Eastern North Carolina headquartered in Greenville, North Carolina. Home Federal had eight branch offices with $102.4 million in total deposits and $109.6 million in total loans at the date of acquisition. UCB's North Carolina subsidiary bank acquired all of the outstanding shares of common stock of Home Federal for cash totaling $20.6 million. The transaction was accounted for as a purchase, and, accordingly, the operating results of Home Federal are included in the consolidated operating results of UCB and subsidiaries since the date of the acquisition. Pro forma financial data reflecting the acquisition of Home Federal as though it had occurred at the beginning of the period are not presented due to the immaterial effect of the transaction on the consolidated operating results of UCB and subsidiaries.
     On March 31, 1994, UCB issued 27,743 (41,614 after giving effect to the 3-for-2 stock split declared January 17, 1996) shares of common stock to consummate the acquisition by merger of Sanford Real Estate, Loan & Insurance Company, a general insurance agency located in Sanford, North Carolina, which also owned and operated subsidiary agencies in Candor, North Carolina, and Tabor City, North Carolina. Total assets of $80,000 were acquired in the transaction. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.
     Effective August 31, 1994, UCB consummated the acquisition by merger of the Bank of Iredell, Statesville, North Carolina. Under the terms of the merger agreement, UCB exchanged 642,003 (963,004 after giving effect to the 3-for-2 stock split declared January 17, 1996) shares of common stock for the 813,589 outstanding shares of Bank of Iredell's common stock. The merger was accounted for as a pooling-of-interests, and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts of Bank of Iredell for all periods presented.
     On November 30, 1994, UCB issued 8,660 (12,990 after giving effect to the 3-for-2 stock split declared January 17, 1996) shares of common stock to consummate the acquisition by merger of Executive Insurance Services, Inc., a general insurance agency in Charlotte, North Carolina, by UCB's North Carolina subsidiary bank. Total assets of $36,000 were acquired in the transaction. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.
                                       63

     On April 28, 1995, UCB issued 44,213 (66,320 after giving effect to the 3-for-2 stock split declared January 17, 1996) shares of common stock to consummate the acquisition by merger of United Agencies, Inc., a general insurance agency in Wilmington, North Carolina. Total assets of $252,000 were acquired in the transaction. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.
     On May 19, 1995, UCB's North Carolina subsidiary bank acquired the deposits and certain other assets of 12 North Carolina bank branches from another financial institution. At the date of acquisition, the acquired branches had $26.8 million in loans and $178.7 million in deposits. Subsequent to this acquisition, two of the branches not located in existing UCB markets were sold to two commercial banks. These branches had $4.8 million in loans and $32.6 million in deposits when sold. A premium of $10.1 million was paid for the assumed deposit base of the branches retained.
     On October 19, 1995, UCB executed a definitive merger agreement with Triad Bank headquartered in Greensboro, North Carolina. Triad had 11 branch offices with $186.1 million in total deposits and $130.0 million in total loans at December 31, 1995. Under terms of the agreement, UCB will exchange approximately
 .57 of a share of its common stock (approximately .85 of a share after giving effect to the 3-for-2 stock split declared January 17, 1996) for each of Triad Bank's common shares. It is anticipated that this transaction, which is subject to regulatory approval, will be completed in the first half of 1996.
     Effective January 25, 1996, UCB consummated the acquisition by merger of Seaboard Savings Bank, Inc., Plymouth, North Carolina. Under terms of the merger agreement, UCB exchanged 279,095 (418,641 after giving effect to the 3-for-2 stock split declared January 17, 1996) shares for all of the outstanding shares of Seaboard common stock. The merger will be accounted for as a pooling-of-interests, and accordingly, the consolidated financial statements will be restated at the next reporting date.
NOTE 18 -- RESTRUCTURING CHARGES
     In October 1994, the Boards of Directors of UCB and its bank subsidiaries, United Carolina Bank and United Carolina Bank of South Carolina, approved a plan to restructure the operations of the aforementioned bank subsidiaries to streamline procedures in a manner that would enhance the quality of financial services provided to customers and reduce future operating costs. The major elements of the plan included staffing level changes at all branches to better match customer arrival patterns, a reduction in full-time staff positions as a result of the centralization of certain functions and automation of many labor-intensive tasks, and the consolidation or divestiture of certain branch offices.
     Restructuring charges to implement the reorganization plan totaled $11,906,000 in 1994. The plan included the elimination of approximately 235 jobs that were classified as regular full-time positions through either a special early retirement program or severance arrangements. Positions throughout the company were eliminated, with the largest percentage of jobs eliminated or positions reduced in the branch operations. All employees 50 years of age or older with a combined age plus years of service totaling 70 or more were offered special early retirement benefits. The costs associated with increases in the actuarially determined pension and postretirement medical expenses totaled $9,427,000. Severance arrangements were awarded to employees whose positions have been or are scheduled to be eliminated and who either were not eligible for the special early retirement benefits or who chose not to accept the special early retirement offer. Expense related to the severance arrangements totaled $346,000.
     The restructuring plan included discontinuing the operation of 15 branch offices through the consolidation of operations into other UCB offices or the divestiture of the branch locations. The estimated net cost of eliminating these offices, including transferring the deposits, was $801,000. Included in this cost was $1,149,000 of unamortized goodwill related to branch offices in communities where UCB did not have nearby locations, and, therefore, it was likely that a substantial amount of the customer accounts associated with these branch offices would move to other financial institutions.
     Professional fees associated with the restructuring plan totaled $1,280,000. These included fees for the service of a consulting firm retained to assist management in analyzing operations and developing the reorganization plan and fees relating to the design and implementation of the special retirement benefits and severance awards.
                                       64

     The following is a summary of the restructuring charges:

                                                                         Total Charged      Accrued
                                                                         Against 1994     Liability at      Amounts
                                                                           Operating      December 31,       Paid
                                                                            Results           1994        During 1995
                                                                                        (In thousands)
Retirement benefits...................................................      $ 8,297          $  177         $   177
Postretirement medical expense........................................        1,130          --              --
Severance benefits....................................................          346             315             315
  Total personnel costs...............................................        9,773             492             492
Professional fees relating to restructuring plan......................        1,280              20              20
Loss on divestiture or closing of branch operations...................          801             801             663
Other restructuring costs.............................................           52          --              --
  Total restructuring charges.........................................      $11,906          $1,313         $ 1,175
                                                                          Accrued
                                                                        Liability at
                                                                        December 31,
                                                                            1995
Retirement benefits...................................................     $--
Postretirement medical expense........................................     --
Severance benefits....................................................     --
  Total personnel costs...............................................     --
Professional fees relating to restructuring plan......................     --
Loss on divestiture or closing of branch operations...................       138
Other restructuring costs.............................................     --
  Total restructuring charges.........................................      $138

                          INDEPENDENT AUDITORS' REPORT
THE BOARD OF DIRECTORS AND STOCKHOLDERS
UNITED CAROLINA BANCSHARES CORPORATION:
     We have audited the accompanying consolidated balance sheets of United Carolina Bancshares Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Carolina Bancshares Corporation and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.
     As discussed in Notes 2 and 9, respectively, to the consolidated financial statements, on December 31, 1993, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and on January 1, 1993, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As discussed in Note 8 to the consolidated financial statements, on January 1, 1994, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."
                                                         KPMG PEAT MARWICK LLP
Raleigh, North Carolina
January 17, 1996
                                       66

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K FINANCIAL STATEMENTS. Reference Item 8, Cross Reference Index on page 2, for information concerning UCB's consolidated financial statements and report of independent auditors.
     FINANCIAL STATEMENT SCHEDULES. Not applicable.
     EXHIBITS. The exhibits listed on the Exhibit Index on page 69 of this Form 10-K are incorporated herein by reference. Of these exhibits, the following constitute management contracts or compensatory plans or arrangements between UCB and certain of its officers, and UCB and its directors:

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBIT
    (10)(a)      UCB's 1994 Management Incentive Award Plan
    (10)(b)      UCB's 1994 Long Term Incentive Plan
    (10)(c)      UCB's Key Employee Stock Option Plan, as amended in 1992
    (10)(d)      UCB's form of Employment Agreement and schedule of participants
    (10)(e)      UCB's Benefit Equivalency Plan for Senior Management Employees of UCB and
                 Affiliated Companies, as amended
    (10)(f)      UCB's 1994 Director Retirement Plan

     REPORTS ON FORM 8-K. The following Report on Form 8-K was filed by UCB with the Securities and Exchange Commission during the fourth quarter of 1995: Report on Form 8-K (Item 5. Other Events) dated October 19, 1995, relating to the announcement of UCB's merger agreements with Seaboard Savings Bank, Inc. SSB and Triad Bank.
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         UNITED CAROLINA BANCSHARES CORPORATION
                                         BY: /S/         E. RHONE SASSER
                                                      E. RHONE SASSER
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                            CAPACITY                            DATE
          /s/               E. RHONE SASSER             Chairman and Chief Executive Officer              March 14, 1996
                   E. RHONE SASSER
          /s/              RONALD C. MONGER             Executive Vice President and                      March 14, 1996
                                                          Chief Financial Officer
                   RONALD C. MONGER                       (Principal Financial Officer)
           /s/               JOHN F. WATSON             Controller (Principal Accounting Officer)         March 14, 1996
                    JOHN F. WATSON
           /s/                 J. W. ADAMS              Director                                          March 14, 1996
                     J. W. ADAMS
          /s/               JOHN V. ANDREWS             Director                                          March 14, 1996
                   JOHN V. ANDREWS

                      SIGNATURE                                            CAPACITY                            DATE
          /s/              RUSSELL M. CARTER            Director                                          March 14, 1996
                  RUSSELL M. CARTER
           /s/                 W. E. CARTER             Director                                          March 14, 1996
                     W. E. CARTER
          /s/            ALFRED E. CLEVELAND            Director                                          March 14, 1996
                 ALFRED E. CLEVELAND
          /s/             JAMES L. CRESIMORE            Director                                          March 14, 1996
                  JAMES L. CRESIMORE
          /s/              THOMAS P. DILLON             Director                                          March 14, 1996
                   THOMAS P. DILLON
          /s/               C. FRANK GRIFFIN            Director                                          March 14, 1996
                   C. FRANK GRIFFIN
           /s/                JAMES C. HIGH             Director                                          March 14, 1996
                    JAMES C. HIGH
          /s/               E. RHONE SASSER             Director                                          March 14, 1996
                   E. RHONE SASSER
           /s/                 JACK E. SHAW             Director                                          March 14, 1996
                     JACK E. SHAW
           /s/              HAROLD B. WELLS             Director                                          March 14, 1996
                   HAROLD B. WELLS
          /s/             CHARLES M. WINSTON            Director                                          March 14, 1996
                  CHARLES M. WINSTON

                                 EXHIBIT INDEX

EXHIBIT NUMBER
 PER ITEM 601
OF REGULATION
     S-K                      DESCRIPTION OF EXHIBIT                            SEQUENTIAL PAGE NUMBER
 (3)(a)          UCB's Restated Charter                            Incorporated by reference to Exhibit I to UCB's
                                                                   1988 Form 10-K
 (3)(b)          UCB's By-laws                                     Incorporated by reference to Exhibit (3)(b) to
                                                                   UCB's 1991 Form 10-K
 (4)             Specimen of UCB's common stock certificate        Incorporated by reference to Exhibit IV to UCB's
                                                                   1988 Form 10-K
 (10)(a)         UCB's 1994 Management Incentive                   Incorporated by reference to Exhibit (10)(a) to
                 Award Plan, as amended                            Registrant's 1994 Form 10-K
 (10)(b)         UCB's 1994 Long Term Incentive                    Incorporated by reference to Exhibit (10)(b) to
                 Award Plan                                        UCB's Form 10Q for the quarterly period ended
                                                                   March 31, 1994
 (10)(c)         UCB's 1986 Key Employee Stock Option Plan, as     Incorporated by reference to Exhibit (10)(c) to
                 amended                                           UCB's 1992 Form 10-K
 (10)(d)(1),     Form of Employment Agreement between UCB, its     Incorporated by reference to Exhibits
     (2),(3)     bank subsidiaries and eight (8)                   (10)(d)(1), (2) and (3) to Registrant's 1994
                 executive officers                                Form 10-K
 (10)(e)         UCB's Benefit Equivalency Plan for Senior         Incorporated by reference to Exhibit (10)(e) to
                 Management Employees of UCB and Affiliated        Registrant's 1994 Form 10-K
                 Companies, as amended
 (10)(f)         UCB's 1994 Director Retirement Plan               Pages 70-77
 (22)            Subsidiaries of UCB                               Page 78
 (24)            Consent of KPMG Peat Marwick, LLP                 Page 79
 (25)            Power of Attorney                                 Page 80
 (27)            Financial Data Schedule                           Page 81

A copy of any exhibit will be furnished to a shareholder upon written request.
                                       69