Form 10-Q
period 1996-03-31
UNITED CAROLINA BANCSHARES CORP
filed 1996-05-13
CIK 101090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549
                                                        Exhibit Index Page 31
                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996
                                       OR

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



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     As of May 10, 1996, there were 24,196,005 outstanding shares of Registrant's $4.00 par value common capital stock which is the only class of securities issued by the Registrant.
                                                              Page 1 of 53 pages

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

            United Carolina Bancshares Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                      March 31,     December 31,
                                                       1995             199
                                                   ------------   --------------
                                 (In thousands)
Assets:
   Cash and due from banks - noninterest-bearing    $   178,313    $   179,679
   Federal funds sold and other short-term
   investments                                          138,609         45,413
   Securities available for sale (amortized
     costs of $773,062,000 in 1996 and
     $764,923,000 in 1995)                              773,833        769,956
   Investment securities (approximate
     market values of $59,025,000 in 1996
     and $99,270,000 in 1995)                            57,437         97,354
   Loans, net of unearned income                      2,881,844      2,826,987
      Less reserve for credit losses                    (44,382)       (43,464)
                                                    -----------    -----------
              Net loans                               2,837,462      2,783,523
                                                    -----------    -----------
   Premises and equipment                                57,295         58,002
   Other assets                                         116,578        103,591
                                                    -----------    -----------
              Total assets                          $ 4,159,527    $ 4,037,518
                                                    ===========    ===========

Liabilities and stockholders' equity:
   Deposits:
      Noninterest-bearing demand deposits           $   613,707    $   578,864
      Interest-bearing deposits:
         NOW, savings, and money market deposits 1,340,586 1,354,193 Certificates of deposit of
           $100,000 or more                             230,810        206,235
         Other time deposits                          1,526,382      1,498,359
                                                                   -----------
              Total deposits                          3,711,485      3,637,651
   Short-term borrowings                                 67,632         30,439
   Mortgages and other notes payable                      2,829          2,975
   Other liabilities                                     50,169         43,305
                                                    -----------    -----------
              Total liabilities                       3,832,115      3,714,370
                                                    -----------    -----------
   Stockholders' equity:
      Preferred stock, par value $10 per share:
         Authorized 2,000,000 shares; none issued
      Common stock, par value $4 per share:
         Authorized 40,000,000 shares; issued
           24,166,878 shares in 1996 and
           24,137,791 shares in 1995                     96,667         96,551
      Surplus                                            50,492         50,183
      Retained earnings                                 180,028        173,491
      Unrealized gains on securities
        available for sale, net of
        deferred income taxes                               225          2,923
                                                    -----------    -----------
               Total stockholders' equity               327,412        323,148
                                                    -----------    -----------
               Total liabilities and
                 stockholders' equity               $ 4,159,527    $ 4,037,518
                                                    ===========    ===========


See accompanying Notes to Consolidated Financial Statements

                  United Carolina Bancshares Corporation and Subsidiaries
                            Consolidated Statements of Income

                                                         Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         1996           1995
                                                     ------------   ------------
                                                        (Dollars in thousands
                                                      except per share amounts)
Interest income:
   Interest on loans                                 $     65,169    $    59,704
   Interest and dividends on:
      Taxable securities                                   11,227          7,388
      Tax-exempt securities                                   851          1,034
   Interest on federal funds sold and
       other short-term investments                         1,269            574
                                                     ------------    -----------
           Total interest income                           78,516         68,700
                                                     ------------    -----------
Interest expense:
   Interest on deposits                                    35,270         26,884
   Interest on short-term borrowings                          408            940
   Interest on long-term borrowings                            44             39
                                                     ------------    -----------
           Total interest expense                          35,722         27,863
                                                     ------------    -----------
Net interest income                                        42,794         40,837
Provision for credit losses                                 2,200          2,279
                                                     ------------    -----------
Net interest income after provision
  for credit losses                                        40,594         38,558

Noninterest income:
   Service charges on deposit accounts                      6,154          5,696
   Trust income                                             1,594          1,237
   Insurance commissions                                    1,533          1,224
   Mortgage banking fees                                    1,133            848
   Brokerage and annuity commissions                          566            601
   Other service charges, commissions, and fees             1,436          1,087
   Gains on mortgages originated for resale                   217             41
   Gains on trading account securities                       --                1
   Gains (losses) on dispositions of securities              (193)             3
   Gains (losses) on dispositions of
     fixed assets                                            (539)             9
   Other operating income                                     266            245
                                                     ------------    -----------
           Total noninterest income                        12,167         10,992
                                                     ------------    -----------

Noninterest expenses:
   Personnel expense                                       21,751         19,340
   Occupancy expense                                        2,536          2,424
   Equipment expense                                        1,805          1,785
   Other operating expenses                                10,113          9,628
                                                     ------------    -----------
           Total noninterest expenses                      36,205         33,177
                                                     ------------    -----------
Income before income taxes                                 16,556         16,373
   Income tax provision                                     6,003          5,848
                                                     ------------    -----------
Net income                                           $     10,553    $    10,525
                                                     ============    ===========

Per share data:
   Net income                                        $        .44    $       .44
                                                     ============    ===========
   Cash dividends declared                           $        .18    $      .147
                                                     ============    ===========
   Book value at end of period                       $      13.55    $     12.20
                                                     ============    ===========
Average number of shares outstanding                   24,140,761     24,038,698
                                                     ============    ===========


See accompanying Notes to Consolidated Financial Statements

                         United Carolina Bancshares Corporation and Subsidiaries
                           Consolidated Statements of Stockholders' Equity
                             Three Months Ended March 31, 1996 and 1995


                                                                                                         Unrealized
                                                  Common Stock                                              Gains
                                             --------------------------                                  (Losses) on
                                              Number of       Aggregate                                  Securities        Total
                                               Shares           Par                         Retained       Available   Stockholders'
                                             Outstanding        Value        Surplus        Earnings    For Sale, Net     Equity
                                             -----------    -----------    -----------    -----------   -------------  -------------
                                                                           (Dollars in thousands)

Balance, January 1, 1996,
   as previously reported                     22,153,110    $    88,612    $    42,441    $   167,826    $     2,898    $   301,777
   Merger with of Seaboard Savings
     Bank and Triad Bank                       1,984,681          7,939          7,742          5,665             25         21,371
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, January 1, 1996,
   as restated                                24,137,791         96,551         50,183        173,491          2,923        323,148
   Net income                                       --             --             --           10,553           --           10,553
   Cash dividends declared,
      $.18 per share                                --             --             --           (4,063)          --           (4,063)
   Issuance of common stock
      by pooled institution prior
      to merger                                   29,949            120            327             45           --              492
   Retirement of common stock                       (862)            (4)           (18)             2           --              (20)
   Unrealized losses on securities
      available for sale, net of
      applicable deferred income
      taxes                                        --             --             --             --           (2,698)        (2,698)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, March 31, 1996                       24,166,878    $    96,667    $    50,492    $   180,028    $       225    $   327,412
                                             ===========    ===========    ===========    ===========    ===========    ===========

Balance, January 1, 1995,
   as previously reported                     22,050,099    $    88,200    $    42,505    $   138,077    $    (5,293)   $   263,489
   Merger with Seaboard Savings
   Bank and Triad Bank                         1,967,626          7,871          7,629          3,876           (267)        19,109
                                             -----------    -----------    -----------    -----------    -----------    -----------
 Balance, January 1, 1995,
   as restated                                24,017,725         96,071         50,134        141,953         (5,560)       282,598
   Net income                                     --             --             --             10,525           --           10,525
   Cash dividends declared:
      $.147 per share                             --             --             --             (3,238)          --           (3,238)
      By pooled institution prior
      to merger                                   --             --             --                (31)          --              (31)
   Issuance of common stock:
      Under stock option plan                     24,855             99            102            (32)          --              169
      By pooled institution prior
      to merger                                    1,818              7              8              8           --               23
   Unrealized gains on securities
      available for sale, net of
      applicable deferred income
      taxes                                         --             --             --             --            3,385          3,385
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, March 31, 1995                       24,044,398    $    96,177    $    50,244    $   149,185    $    (2,175)   $   293,431
                                             ===========    ===========    ===========    ===========    ===========    ===========

See acompanying Notes to Consolidated Financial Statements

              United Carolina Bancshares Corporation and Subsidiaries
                       Consolidated Statements of Cash Flows

                                                            Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                             1996         1995
                                                           ---------   ---------
                                                               (In thousands)

Increase  (decrease)  in cash and cash  equivalents:
Cash flows from  operating activities:
   Net income                                            $  10,553    $  10,525
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization,
        net of accretion                                     2,476        2,146
      Provision for credit losses                            2,200        2,279
      Net increase in loans originated for resale           (1,842)      (6,988)
      Provision for deferred taxes and
        increase in taxes payable                            5,059        5,773
      Increase in accrued interest receivable                  343          418
      Increase in prepaid expenses                          (1,728)        (732)
      Decrease in other accounts receivable                  3,256        2,459
      Increase (decrease) in accrued
        interest payable                                      (371)         421
      Increase (decrease) in accrued expenses                1,451       (1,218)
      Increase (decrease)  in deferred loan
        fees, net of deferred costs                           (189)         222
      Other, net                                               838          116
                                                         ---------    ---------
           Total adjustments                                11,493        4,896
                                                         ---------    ---------
           Net cash provided by operating
             activities                                     22,046       15,421
                                                         ---------    ---------
Cash flows from investing activities:
   Proceeds from maturities and issuer calls
     of securities available for sale                      236,585       54,049
   Proceeds from maturities and issuer calls
     of investment securities                                3,523        7,444
   Proceeds from sales of investment securities               --          3,810
   Purchases of securities available for sale             (208,487)     (45,974)
   Purchases of investment securities                         --         (1,009)
   Net increase in loans outstanding                       (54,717)     (81,580)
   Purchases of premises and equipment                      (1,377)      (1,476)
   Proceeds from sales of premises and equipment               100          259
   Purchases of mortgage loan servicing rights                (624)        (319)
   Sales of foreclosed assets                                  189        1,354
   Other, net                                              (12,697)       1,730
                                                         ---------    ---------
           Net cash used by investing activities           (37,505)     (61,712)
                                                         ---------    ---------
Cash flows from financing activities:
   Net increase in deposit accounts                         73,833       82,191
   Net increase in federal funds
     purchased                                               3,375        2,385
   Net increase (decrease) in securities
     sold under agreement to repurchase                     33,104      (28,190)
   Net increase (decrease) in other
     short-term borrowings                                     714         (368)
   Repayments of mortgages and other
     notes payable                                            (146)         (17)
   Issuance of common stock, net                               472          192
   Dividends paid                                           (4,063)      (3,269)
                                                         ---------    ---------
           Net cash provided by financing
             activities                                    107,289       52,924
                                                         ---------    ---------
Net increase in cash and cash equivalents                   91,830        6,633
Cash and cash equivalents at beginning of period           225,092      244,660
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 316,922    $ 251,293
                                                         =========    =========



                            Statement Continued on Next Page

Supplemental  disclosures of cash flow information:
Cash paid during the period for:
      Interest                                             $ 36,093     $ 28,284
                                                           ========     ========
      Income taxes                                         $    944     $     90
                                                           ========     ========
Significant noncash transactions:
   Loans transferred to real estate acquired
     in settlement of debt                                 $    602     $  1,237
                                                           ========     ========
   Loans originated to facilitate the sale
     of foreclosed assets                                  $     45     $    251
                                                           ========     ========
   Unrealized gains (losses) on securities
     available for sale                                    $ (4,256)    $  7,185
                                                           ========     ========
   Investment securities transferred
     to available for sale portfolio
     in connection with business combination               $ 36,646     $   --
                                                           ========     ========
   Available for sale securities transferred
     to investment portfolio in connection
     with business combination                             $    240     $   --
                                                           ========     ========

 See accompanying Notes to Consolidated Financial Statements

United Carolina Bancshares Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.
      Basis of Presentation:

     The accompanying consolidated financial statements, which are unaudited, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 1996, and December 31, 1995, and operating results of United Carolina Bancshares Corporation and its subsidiaries for the three-month periods ended March 31, 1996 and 1995. All adjustments made to the unaudited financial statements were of a normal recurring nature. The results of operations for the first three months of 1996 are not necessarily indicative of the results of operations for the entire year. As discussed in Note 13, during the three months ended March 31, 1996, the corporation consummated mergers with Triad Bank and Seaboard Savings Bank, both of which were accounted for as poolings-of-interests. Accordingly, the accompanying consolidated financial statements have been restated to include the accounts of Triad Bank and Seaboard Savings Bank for all periods presented.

Note 2.
      Securities:

      The following is a summary of the securities portfolios by major classification:

                                                                             March 31, 1996
                                                        --------------------------------------------------------
                                                                                                     Approximate
                                                        Amortized     Unrealized     Unrealized        Market
                                                          Cost          Gains          Losses           Value
                                                        ---------     ----------     ----------      -----------
                                                                              (In thousands)

     Securities available for sale:
     United States government securities                $667,036      $    3,244     $    1,686      $   668,594
     Obligations of United States government
        agencies and corporations (1)                     59,185              19             99           59,105
     Mortgage-backed securities (2)                       32,966              60            770           32,256
     Obligations of states and political subdivisions      1,100               3           --               1103
     Federal Home Loan Bank stock                         12,200            --             --             12,200
     Other securities                                        575            --             --                575
                                                        --------      ----------     ----------      -----------
         Total securities available for sale            $773,062      $    3,326     $    2,555      $   773,833
                                                        ========      ==========     ==========      ===========
     Investment securities:
     Obligations of states and political subdivisions   $ 57,437      $    1,643     $       55           59,025
                                                        --------      ----------     ----------      -----------
         Total investment securities                    $ 57,437      $    1,643     $       55      $    59,025
                                                        ========      ==========     ==========      ===========

     (1) At March 31, 1996, UCB owned securities issued by United States government agencies with an amortized cost of $7,646,000 and a market value of $7,667,000 that were considered structured notes and therefore met the regulatory definition of high-risk securities.

     (2) At March 31, 1996, UCB owned collateralized mortgage obligations issued by the Federal Home Loan Mortgage Corporation (FHLMC) which had an amortized cost of $11,749,000 and a market value of $11,534,000; and collateralized mortgage obligations issued by the Federal National Mortgage Association (FNMA) which had an amortized cost of $13,767,000 and a market value of $13,366,000. In addition, UCB owned mortgage-backed pass-through securities guaranteed by the Government National Mortgage Association
     (GNMA) which had an amortized cost of $1,145,000 and a market value of $1,165,000; mortgage-backed pass-through securities guaranteed by FNMA with an amortized cost of $2,326,000 and a market value of $2,275,000; and mortgage-backed pass-through securities guaranteed by FHLMC with an amortized cost of $3,595,000 and a market value of $3,511,000. UCB also owned collateralized mortgage obligations issued by a private issuer and guaranteed by the Government National Mortgage Association (GNMA) which had an amortized cost of $384,000 and a market value of $405,000.

                                                                            December 31, 1995
                                                        --------------------------------------------------------
                                                                                                     Approximate
                                                        Amortized     Unrealized      Unrealized       Market
                                                          Cost          Gains           Losses          Value
                                                        ---------     ----------      ----------     -----------
                                                                             (In thousands)
 Securities available for sale:
 United States government securities                    $585,795      $    5,521       $     127      $  591,189
 Obligations of United States government
    agencies and corporations                            136,590               4              74         136,520
 Mortgage-backed securities                               29,628              53             346          29,335
 Obligations of states and political subdivisions          1,340               2            --             1,342
 Federal Home Loan Bank stock                             10,941            --              --            10,941
   Other securities                                          629            --              --               629
                                                        --------      ----------        --------      ----------
     Total securities available for sale                $764,923        $  5,580        $    547      $  769,956
                                                        ========        ========        ========      ==========
 Investment securities:
 United States government securities                    $ 10,396        $    141        $    168      $   10,369
 Obligations of United States government
    agencies and corporations                             21,713            --              --            21,713
 Mortgage-backed securities                                4,508              16              44           4,480
 Obligations of states and political subdivisions         60,660           2,011              40          62,631
 Other securities                                             77            --              --                77
                                                        --------        --------        --------      ----------
     Total investment securities                        $ 97,354        $  2,168        $    252      $   99,270
                                                        ========        ========        ========      ==========


Note 3.
      Loans:
      The consolidated loan portfolio is summarized by major classification as follows:

                                                      March 31,     December 31,
                                                        1996            1995
                                                     -----------    ------------
                                                           (In thousands)
Loans secured by real estate:
   Construction and land acquisition and
     development                                     $   231,187    $   226,326
   Secured by nonfarm, nonresidential properties         623,054        620,367
   Secured by farmland                                    93,686         90,658
   Secured by multifamily residences                      71,936         65,097
                                                     -----------    -----------
     Total loans secured by real estate, excluding
       loans secured by 1-4 family residences          1,019,863      1,002,448
                                                     -----------    -----------
   Revolving credit secured by 1-4 family
     residences                                          142,452        140,032
   Other loans secured by 1-4 family residences          625,036        613,846
                                                     -----------    -----------
     Total loans secured by 1-4 family residences        767,488        753,878
                                                     -----------    -----------
     Total loans secured by real estate                1,787,351      1,756,326
Commercial, financial, and agricultural loans,
  excluding loans secured by real estate                 311,992        296,778
Loans to individuals for household, family, and
  other personal expenditures, excluding loans
  secured by real estate                                 691,882        691,193
All other loans                                           91,247         83,507
                                                     -----------    -----------
     Total loans                                       2,882,472      2,827,804
Unearned income                                             (628)          (817)
                                                     -----------    -----------
     Loans, net of unearned income                   $ 2,881,844    $ 2,826,987
                                                     ===========    ===========

Note 4.
      Nonperforming and Problem Assets:

      The following is a summary of nonperforming and problem assets:

                                       March 31,   December 31,
                                         1996          1995
                                       ---------   ------------
                                            (In thousands)

Foreclosed assets                      $   5,500   $      5,234
Nonaccrual loans                           6,800          6,403
                                       ---------   ------------
   Total nonperforming assets             12,300         11,637
Loans 90 days or more past due,
  excluding nonaccrual loans               6,884          5,554
                                       ---------   ------------
   Total problem assets                $  19,184   $     17,191
                                       =========   ============



Note 5.
      Reserve for Credit Losses:

      The following table sets forth the analysis of the consolidated reserve for credit losses:

                                                       Three Months Ended
                                                            March 31,
                                                      ---------------------
                                                        1996        1995
                                                      ---------   ---------
                                                          (In thousands)

Balance, beginning of period                          $ 43,464    $ 41,341
     Provision for credit losses                         2,200       2,279
     Recovery of losses previously charged off             788         963
     Losses charged to reserve                          (2,070)     (1,307)
                                                      --------    --------
Balance, end of period                                $ 44,382    $ 43,276
                                                      ========    ========

Note 6.
      Short-Term Borrowings:

      The following table sets forth certain data with respect to UCB's short-term borrowings:

                                              March 31, 1996                                 December 31, 1995
                               --------------------------------------------     --------------------------------------------
                                           Securities              Federal                  Securities              Federal
                                           Sold Under   Treasury     Home                   Sold Under   Treasury     Home
                                Federal    Agreement    Tax and      Loan        Federal    Agreement    Tax and      Loan
                                 Funds         to         Loan       Bank         Funds         to         Loan       Bank
                               Purchased   Repurchase     Notes    Advances     Purchased   Repurchase     Notes    Advances
                               ---------   ----------   --------   --------     ---------   ----------   --------   --------
                                                                   (Dollars in thousands)
Balance outstanding at end
  of period                    $  20,195   $   44,040   $  3,397   $   --       $  16,820   $   10,936   $  2,683   $    --
Maximum amount outstanding
  at any month-end during
  the period                      20,315       44,040      3,894       --          22,610       28,216      4,250     25,000
Average balance outstanding
  during the period               20,524        9,354      2,812       --          17,227       11,636      3,098     13,412
Average interest rate paid
  during the period                 5.22%        4.81%      4.41%      -- %          5.79%        5.25%      5.62%      6.48%
Average interest rate payable
  at end of period                  5.44%        4.92%      5.10%      -- %          5.50%        4.70%      5.15%       -- %


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

Note 7.
      Mortgages and Other Notes Payable:

      Mortgages payable totaled $105,000 at March 31, 1996, and $121,000 at December 31, 1995. The mortgages bear interest at annual rates ranging from 8.75% to 10% and are collateralized by premises with book values of approximately $468,000 at March 31, 1996, and $470,000 at December 31, 1995. The mortgages are payable primarily in monthly installments totaling approximately $3,000, including interest.

      Other notes payable totaled $125,000 at December 31, 1995, and consisted of an unsecured note payable which bore interest at an annual rate of 12%, payable monthly, with the principal paid on March 1, 1996.

      Advances from the Federal Home Loan Bank of Atlanta with initial maturities of more than one year totaled $2,724,000 at March 31, 1996, and $2,729,000 at December 31, 1995. The advances are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences and bear interest at rates ranging from 3.50% to 8.30%, payable monthly, with principal due in various maturities beginning November 24, 1996.


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

Note 9.
      Supplementary Income Statement Information:

      The following is a breakdown of items included in "Other operating expenses" on the consolidated statements of income:

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           1996       1995
                                                          -------    -------
                                                            (In thousands)
Other operating expenses:
  Data processing fees and software expense               $ 1,472    $ 1,159
  Marketing and business development                        1,140      1,077
  Postage and delivery                                      1,038        953
  Professional services                                     1,013        768
  Printing, stationery, and supplies                          926        782
  Telephone expense                                           888        664
  Travel expense                                              451        427
  Insurance and taxes, other than taxes on income             385        397
  Noncredit losses                                            231        228
  Amortization of goodwill and other intangible assets        639        233
  Amortization of capitalized mortgage servicing rights       218        137
  Donations                                                   105         76
  FDIC deposit insurance premiums                              67      1,732
  Other expenses                                            1,540        995
                                                          -------    -------
      Total other operating expenses                      $10,113    $ 9,628
                                                          =======    =======



Note 10.
      Per Share Data:

      Earnings per share are computed based on the weighted average number of shares outstanding during each period, adjusted retroactively for the pooling-of-interests mergers with Seaboard Savings Bank and Triad Bank, and the 3-for-2 stock split effected in the form of a stock dividend declared January 17, 1996. Cash dividends per share are computed based on the historical number of shares outstanding at date of declaration adjusted retroactively for the 3-for-2 stock split. Book values per share are computed based on the number of shares outstanding at the end of each period, adjusted retroactively for the mergers with Seaboard Savings Bank and Triad Bank and the 3-for-2 stock split.
Dilution of earnings per share that would result from the exercise of all outstanding stock options was immaterial.

Note 11.
      Statements of Cash Flows:

      For purposes of the statements of cash flows, UCB considers cash and cash equivalents to include cash and due from banks, federal funds sold, and other short-term investments.

Note 12.
      Legal Proceedings:

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

Note 13.
      Mergers and Acquisitions:

      On April 28, 1995, UCB issued 66,320 shares of common stock to consummate the merger with United Agencies, Inc., a general insurance agency located in Wilmington, North Carolina. Total assets of $252,000 were acquired in the transaction. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.

      On May 19, 1995, UCB's North Carolina subsidiary bank acquired the deposits and certain other assets of twelve North Carolina bank branches from another financial institution. At the date of acquisition, the acquired branches had $26.8 million in loans and $178.7 million in deposits. Subsequent to the acquisition, two of the branches not located in existing UCB markets were sold to two commercial banks. These branches had $4.8 million in loans and $32.6 million in deposits when sold. A premium of $10.1 million was paid for the assumed deposit base of the branches retained.

      Effective January 25, 1996, UCB consummated a merger with Seaboard Savings Bank, Inc., Plymouth, North Carolina. Under terms of the agreement, UCB exchanged 418,641 shares of common stock for all of the outstanding shares of Seaboard common stock. The merger was accounted for as a pooling-of-interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts of Seaboard Savings Bank for all periods presented.

      Effective March 29, 1996, UCB consummated a merger with Triad Bank headquartered in Greensboro, North Carolina. Under terms of the agreement, UCB exchanged 1,551,874 shares of common stock for all of the outstanding shares of Triad common stock. The merger was accounted for as a pooling-of-interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts of Triad Bank for all periods presented.

      The consolidated statement of income for the three months ended March 31, 1996, includes $3,969,000 of total income, $2,345,000 of net interest income, and $1,748,000 of net losses related to the operations of the two pooled financial institutions prior to their respective merger dates. The following presents on a pro forma basis the contributions of Seaboard Savings Bank and Triad Bank to the restated results of UCB for the three months ended March 31, 1995, as previously reported.

                                       UCB as     Seaboard
                                     Previously   Savings    Triad    UCB as
                                      Reported      Bank     Bank    Restated
                                     ----------   --------   -----   --------
Three Months Ended March 31, 1995:
   Total income                          74,916      1,006   3,770     79,692
   Net interest income                   38,213        389   2,235     40,837
   Net income                            10,120         96     309     10,525


      On March 26, 1996, UCB reached an agreement in principal to enter into a merger transaction with Tomlinson Insurors, Inc. ("Tomlinson"), a general insurance agency in Fayetteville, North Carolina which will result in Tomlinson becoming a part of UCB's North Carolina subsidiary bank. Under terms of the agreement, UCB will exchange a maximum of 44,290 shares of common stock for the net business assets of Tomlinson Insurors, Inc. It is anticipated that the transaction will be completed in the third quarter of 1996, subject to regulatory approvals.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended March 31, 1996, Compared to 1995

Summary
         Net income totaled $10,553,000, or $.44 per share, for the three months ended March 31, 1996. For the comparable quarter of 1995, net income amounted to $10,525,000, or $.44 per share. All per share data has been restated to reflect the 3-for-2 stock split effected in the form of a stock dividend declared January 17, 1996.
         The 1996 results included the effect of nonrecurring charges and expenses totaling $1,554,000, net of applicable income tax benefits, incurred in connection with the completion of the mergers with Seaboard Savings Bank and Triad Bank during the quarter. Excluding the effects of the items related to the mergers, on a pro forma basis, earnings for the first quarter of 1996 amounted to $12,107,000, or $.50 per share. Both the mergers were accounted for as poolings-of-interests, and, accordingly, all financial data has been restated to include the accounts of Seaboard Savings Bank and Triad Bank for all periods presented.

Net Interest Income
         Net interest income increased $1,957,000, or 4.8%, for the three months ended March 31, 1996, compared to the first quarter of 1995. This was the result of an increase of $495,863,000, or 15.1%, in the level of average earning assets with a decrease of .16% in the overall tax-equivalent yield, combined with an increase of $442,194,000, or 16.5%, in the average balance of interest-bearing liabilities with an increase of .38% in the average rate paid. In May 1995, UCB purchased twelve branch offices from another financial institution, including the purchase of certain loans and the assumption of applicable deposit liabilities. Two of the branch offices acquired in the transaction were sold to third-party banks during the fourth quarter of 1995. These transactions resulted in a net increase of $131,215,000 in average earning assets and $129,007,000 in average interest-bearing liabilities for the three months ended March 31, 1996, compared to the first quarter of 1995.
         The net tax-equivalent yield on earning assets decreased to 4.62% in the first quarter of 1996 from 5.13% in the same period of 1995. The continued competition for core deposits and changes in the mix of interest-bearing deposits to a higher percentage of consumer certificates of deposit and a lower percentage of NOW, savings, and money market deposits have resulted in the average rate paid on interest-bearing deposits increasing by .42% in the first three months of 1996 compared to 1995 while the yield on average earning assets decreased by .16% in the same measurement period. In addition, an increase in the percentage of average earning assets funded by interest-bearing liabilities from the prior year and a change in the mix of average earning assets both had adverse effects on the net tax-equivalent yield on earning assets in 1996 as compared to 1995. The percentage of average earning assets funded by interest-bearing liabilities increased to 82.75% in the first quarter of 1996 from 81.78% in the comparable period of 1995 while the percentage of average earning assets comprised of loans declined to 75.61% for the three months ended March 31, 1996, compared to 79.63% the prior year.
         Interest income from loans increased $5,465,000, or 9.2%, over the first three months of 1995 due to an increase of $243,009,000, or 9.3%, in average loans outstanding as the tax-equivalent yield on average loans outstanding declined to 9.20% from 9.29% in 1995. The decrease in the yield on the loan portfolio for 1996 was primarily the result of a lower prevailing prime
lending rate which averaged 8.34% during the first quarter of 1996 compared to 8.83% in the first three months of 1995. Approximately 40% of UCB's loans outstanding at March 31, 1996, had floating interest rates, most of which varied with the prime rate.
         Interest income from investment securities and securities available for sale for the first three months of 1996 increased $3,656,000, or 43.4%, from the first three months of 1995. This was due to an increase in the tax-equivalent yield on the aggregate portfolio to 6.09% from 5.79% a year earlier, primarily due to higher rates earned on U.S. government securities, and an increase in the aggregate average balance of investment securities and securities available for sale of $198,215,000, or 31.5%, from the corresponding period of 1995.
         Interest income from federal funds sold and other short-term investments totaled $1,269,000 in the first quarter of 1996, an increase of $695,000 over the same period of 1995. This was the result of an increase of $54,639,000 in the average balances invested as the average yield declined to 5.48% for the first three months of 1996 from 6.04% in 1995.
         Interest expense on deposits increased $8,386,000, or 31.2% in the three months ended March 31, 1996, compared to 1995. The average balance of total interest-bearing deposits increased $474,951,000, or 18.2%, in the first quarter of 1996 compared to 1995 (as noted earlier, $129,007,000 of the increase was the result of the branch offices purchased during 1995). This was the result of an increase of $302,241,000, or 28.2%, in the average balances of certificates of deposit less than $100,000 and an increase of $172,595,000, or 13.1%, in the average balances of NOW, savings, money market accounts, and other time deposits. Certificates of deposit of $100,000 or more were relatively unchanged, increasing $115,000, or .1%, compared to the prior year. Certificates of deposit less than $100,000 as a percentage of total interest-bearing deposits increased to 44.5% during the first quarter of 1996 from 41.0% in the first three months of 1995. The change in the mix of deposits coupled with active competition for deposits combined to increase the average rate paid on average interest-bearing deposits to 4.59% for the first quarter of 1996 from 4.17% in the same period of 1995.
         The average interest rate paid on short- and long-term borrowings during the first three months of 1996 decreased to 5.11% from 5.81% in 1995, principally due to a decrease in rates on Federal Funds purchased and securities sold under agreement to repurchase. The average balances of borrowed funds decreased by $32,756,000 in the first quarter of 1996 from the corresponding period of 1995.

 Provision and Reserve for Credit Losses
         The provision for credit losses amounted to $2,200,000 for the three months ended March 31, 1996, compared to $2,279,000 in 1995. Net credit losses amounted to $1,279,000, or .18% of average loans outstanding, on an annualized basis, during the first three months of 1996 compared to $344,000, or .05% of average loans outstanding, on an annualized basis, for the comparable period of 1995. The increase in net credit losses resulted primarily from an increase in losses on consumer loans.
         Nonperforming assets (foreclosed assets, nonaccrual loans, and restructured loans) totaled $12,300,000, or .43% of loans and foreclosed assets, at March 31, 1996, compared to $11,637,000, or .41% of loans and foreclosed assets, at December 31, 1995. Loans 90 days or more past due that continue to accrue interest totaled $6,884,000 at March 31, 1996, compared to $5,554,000 at December 31, 1995.

         At March 31, 1996, the recorded investment in loans that are considered impaired under FAS 114 was $6,294,000, all of which were on a nonaccrual basis. Included in this amount was $1,474,000 of impaired loans for which $350,000 of the reserve for credit losses was assigned. The average recorded investment during the first three months of 1996 in loans classified as impaired at March 31, 1996, was approximately $6,983,000. For the three months ended March 31, 1996, UCB recognized interest income on these impaired loans of $8,000 using the cash basis of accounting.
         In addition to the nonperforming and problem assets described above, which included loans considered impaired under FAS 114, UCB had loans to various borrowers totaling approximately $9,876,000 at March 31, 1996, for which management has serious concerns regarding the ability of the borrowers to continue to comply with present loan repayment terms which could result in some or all of these loans becoming classified as problem assets. These concerns resulted from various credit considerations, including the financial position, operating results and cash flow of the borrowers, and the current estimated fair value of the underlying collateral.
         The reserve for credit losses amounted to $44,382,000, or 1.54% of loans outstanding, at March 31, 1996, compared to $43,464,000, or 1.54% of loans outstanding, at December 31, 1995. In determining the level of the reserve for credit losses, management takes into consideration loan volumes and outstandings, loan loss experience, delinquency trends, risk ratings assigned to nonconsumer loans, identified problem loans, the present and expected economic conditions in general, and, in particular, how such conditions relate to UCB. In management's opinion, UCB's reserve for credit losses was adequate to absorb losses from the loan portfolio at March 31, 1996; however, adverse changes in the economic conditions in UCB's market area could lead to a decline in the overall quality of the loan portfolio and necessitate future additions to the reserve for credit losses. Also, examiners from bank regulatory agencies periodically review UCB's loan portfolio and may require the corporation to charge off loans and/or increase the reserve for credit losses to reflect their assessment of the collectibility of loans in the portfolio based on information available to them at the time of their examination.

Noninterest Income and Expense
         Total noninterest income increased $1,175,000, or 10.7%, in the first three months of 1996 over the same period of 1995. Service charges on deposit accounts increased $458,000, or 8.0%, principally due to increased business volume and price increases for certain services. Other service charges, commissions, and fees increased $1,265,000 to $6,262,000 during the first quarter of 1996 primarily due to increases in trust revenues, insurance commissions, fees for the use of automated teller machines, and mortgage banking fees. Trust revenues increased $357,000, or 28.9%, primarily due to growth in the number of managed trust accounts as well as increases in pricing on certain trust services. Commissions from the general insurance agency operations increased $384,000, or 49.0%, primarily as the result of the merger with an insurance agency in Wilmington, North Carolina, in April 1995. Fees collected for the use of UCB's automated teller machines by depositors of other institutions increased $54,000, or 19.2%, due to increased transaction volume. The implementation of a consumer debit card program in November 1995 produced $128,000 in merchant fee income during the first quarter of 1996. Mortgage banking fees increased $285,000, or 33.6%, due to an increase in loan originations.

  These  increases  in fees were  partially  offset by decreases in brokerage and annuity commissions which declined $35,000, or 5.8%, due to lower trading volume.
         Gains on sales of mortgage loans into the secondary market amounted to $217,000 in the three-month period of 1996 compared to gains of $41,000 a year ago. The gains in 1996 include $232,000 recorded pursuant to the April 1995 adoption of the provisions of Financial Accounting Standards No. 122 (FAS 122).
         Losses on the sale of investment securities totaled $193,000 in the three months ended March 31, 1996, compared to gains of $3,000 in the same period of 1995. The 1996 amount includes $257,000 in losses recorded to write-down the value of certain securities obtained in the previously mentioned merger with Triad Bank to their current estimated realizable value of
$10,676,000. These securities, which consisted of structured notes and other investments with derivative features, did not comply with UCB's investment policy and were therefore reclassified at the merger date from investment securities to available for sale securities. They were then disposed of during the second quarter of 1996. Losses on the disposition of fixed assets totaled $539,000 during the first quarter of 1996 compared to gains of $9,000 in the similar period of 1995. The 1996 loss included $568,000 in write-downs on fixed assets related to the mergers completed during the first quarter.
         Total noninterest expenses increased $3,028,000, or 9.1%, in the three months ended March 31, 1996, compared to the same period of 1995. Total personnel expense increased $2,411,000 in the three-month period of 1996 compared to 1995. Regular and part-time salaries increased by $676,000, or 4.8%, in the first three months of 1996 due to increases in base compensation and an increase of 76, or 4.2%, in the average number of full-time equivalent employees. The increase in the average number of full-time equivalent employees was principally due to the previously mentioned branch acquisitions and the acquisition of the Wilmington insurance agency in April 1995. Other compensation expense increased $1,348,000, or 142.0%, primarily due to nonrecurring merger charges totaling $945,000.
         Occupancy expense increased $112,000, or 4.6%, during the first three months of 1996 as compared to 1995. Depreciation expense increased $12,000, or 2.5%, while rental expense increased $102,000, or 13.2%, due to the increase in branch locations and insurance agency offices from the prior year.
          Equipment expense increased $20,000, or 1.1%, for the first quarter of 1996 as compared to the same period of 1995. Repairs and maintenance expense increased $59,000, or 9.4% and purchases of noncapitalized furniture and equipment increased $18,000, or 28.2%, primarily due to increased costs associated with the branches acquired during 1995 and the expenses associated with modifications made to the branches acquired in the 1996 mergers.
         Other operating expenses increased $485,000, or 5.0%, during the first three months of 1996 as compared to 1995. The most significant factor affecting other operating expenses was a reduction in deposit insurance premiums which decreased $1,665,000, or 96.1%, from the three-month period of 1995. This was due to a reduction in the assessment rate from $.23 to $.04 effective June 1, 1995, and a subsequent reduction to virtually zero on nonthrift deposits effective January 1, 1996. Marketing and business development expenses increased $63,000, or 5.8%, primarily due to increased advertising related to campaigns designed to increase installment loan volume and deposit balances. Professional services expense for the first quarter of 1996 increased $246,000, or 32.0%. The current year's professional services included expenses applicable to

UCB's
acquisitions by merger of Seaboard and Triad totaling $146,000, while the 1995 expenses were reduced by legal fees refunded in a bankruptcy proceeding involving a current customer.
         Outside data processing fees increased $313,000, or 27.0%, compared to 1995 primarily due to increased software amortization expense ($62,000, or 22.2% increase) and increased software maintenance costs ($123,000, or 71.0 %), and expenses for the consumer debit card transaction program previously mentioned ($73,000 increase). The increases in software amortization and software maintenance costs reflect the purchase of computer software related to the automation of certain labor-intensive tasks and the replacement of existing applications software.
         The amortization of capitalized mortgage loan servicing rights increased $80,000, or 59.1%, from the prior year due to the capitalization of originated servicing rights beginning April 1, 1995, as previously discussed. Telephone expense increased $224,000, or 33.7%, as a result of increased use of an automated response telephone system and the introduction in 1995 of a staffed bank-by-phone customer service department, both of which are accessible by toll-free numbers. Amortization of deposit base premiums increased $440,000 from $24,000 in 1995 as the result of the May 1995 branch purchases referred to previously. Increases in other categories of noninterest expenses were generally the result of increases in the costs related to purchased services.

Income Tax Provision
         The provision for income tax increased $155,000 in the three months ended March 31, 1996, compared to the corresponding period of 1995. The increase in the income tax provision was principally the net result of an increase of $183,000 in pre-tax income and an increase of $157,000 in nondeductible merger related expenses.
         The effective income tax rate on income before taxes is lower than the combined statutory federal and state rates primarily because interest earned on investments in debt instruments of states, counties, and municipalities is exempt from federal income tax and may be exempt from state income tax. Substantially all income earned on securities of the United States government or its agencies is exempt from state income taxes.

Financial Condition
         The financial condition of the Corporation, with respect to liquidity and dividends at March 31, 1996, has not changed significantly since December 31, 1995. At March 31, 1996, stockholders' equity amounted to 7.87% of total assets compared to 8.00% at December 31, 1995. At March 31, 1996, UCB had a ratio of core capital to weighted risk assets of approximately 11.28% and a ratio of total capital to weighted risk assets of approximately 12.53%, computed using the Federal Reserve guidelines for risk-based capital requirements, and a ratio of quarter-end core capital to average total assets for the three months ended March 31, 1996, of 7.79%.
         On an annualized basis, net income as a percentage of average stockholders' equity amounted to 13.04% for the first three months of 1996 compared to 14.91% for the same period of 1995. Cash dividends declared represented 38.50% of net income in the first quarter of 1996 compared to 31.05% for the three months ended March 31, 1995.
         At March 31, 1996, UCB owned securities which met the regulatory definition of structured notes which were acquired in the mergers completed during the quarter. These securities were written down to their market value of $7,646,000, and as previously mentioned, were disposed of subsequent to the end of the first quarter.
         At March 31, 1996, UCB owned debt securities that had not been rated by a rating agency with a book value of $1,752,000. In addition, debt securities with a book value of $166,000 were owned at March 31, 1996, that had less than investment grade ratings. Included in the unrated securities were bonds with a book value of $1,170,000 that are collateralized by U.S. government securities. Substantially all of these investments were securities issued by municipalities located within UCB's market area. It is management's opinion that no more than a normal risk of loss exists on these securities.

Accounting and Regulatory Issues
         In March 1995, the FASB issued Financial Accounting Standards No. 121 (FAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value less costs to sell. UCB adopted FAS 121 on January 1, 1996, with no material effect on the consolidated financial statements.

         In October 1995, the FASB issued Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation cost would be shown as an expense on the income statement. Companies may choose to continue to measure compensation for stock-based plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Entities electing to continue the accounting prescribed in APB 25 will be required to disclose in the notes to the financial statements what net income and earnings per share would have been if the fair value based method of accounting defined in FAS 123 had been applied. UCB adopted FAS 123 on January 1, 1996, and elected to continue to measure compensation cost using APB
25. UCB will make any appropriate disclosures in the consolidated financial statements for the year ending December 31, 1996, of net income and earnings per share as if the fair value-based method of accounting defined in FAS 123 had been applied. Management has not yet quantified these pro forma disclosures.
         Various proposals are currently being considered by committees of the United States Congress concerning a possible merger of the Federal Deposit Insurance Corporation's Savings Association Insurance Fund (SAIF) with the Bank Insurance Fund (BIF). One of the principal issues under discussion is the amount of additional funds needed to recapitalize the SAIF prior to such a merger. Many of the proposals under consideration contemplate obtaining the additional funds deemed necessary for the SAIF through a special assessment to be levied on SAIF-insured deposits. The proposed merger of SAIF and BIF was not included in the 1996 Federal Budget legislation, and therefore, the timing and ultimate outcome of any legislation continues to be uncertain. At March 31, 1996, UCB had approximately $179 million of SAIF insured deposits which may be subject to a special assessment if a proposal similar to those that have been publicized is adopted.
         UCB and its subsidiaries are subject to regulation and examination by state and federal bank regulatory agencies and are subject to the accounting and disclosure requirements of the Securities and Exchange Commission. There are no pending material regulatory recommendations or actions concerning UCB with which management has not complied.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

         (a) The Annual Meeting of Shareholders of Registrant was held April 17, 1996.

         (c) The following matters were submitted to a vote of the Registrant's shareholders at the Annual Meeting:

             (1) Election of thirteen (13) directors (constituting the entire Board of Directors) for the ensuing year 1996-1997.

             The number of share votes cast "For" and "Withheld" with respect to the election of each director nominee was as follows:

                                              For       Withheld
                                           ----------   --------

             J. W. Adams                   16,904,589     77,325
             John V. Andrews               16,903,907     78,007
             Russell M. Carter             16,901,403     80,511
             W. E. Carter                  16,904,846     77,068
             Alfred E. Cleveland           16,906,293     75,621
             James L. Cresimore            16,850,425    131,489
             Thomas P. Dillon              16,898,036     83,878
             C. Frank Griffin              16,903,308     78,606
             James C. High                 16,900,173     81,742
             E. Rhone Sasser               16,876,807    105,107
             Jack E. Shaw                  16,905,329     76,585
             Harold B. Wells               16,904,990     76,924
             Charles M. Winston            16,905,640     76,274

             (2) Approval of the Registrant's 1995 Stock Option and Incentive Award Plan under which stock options, stock appreciation rights, stock awards and/or performance units may be made from time to time to selected key employees of Registrant and its subsidiaries as approved by the Personnel Committee of the Board of Directors as Plan Administrator.

                 For          Against     Abstain
             ----------      ---------    --------

             15,602,581      1,070,860     344,832

Item 6.  Exhibits and Reports on Form 8-K.

         (a) The following exhibit is furnished as a part of this report as required by Item 601 of Regulation S-K: Exhibit Number (10) (g):
         Registrant's 1995 Stock Option and Incentive Award Plan, dated July 21, 1995, as approved by Registrant's shareholders at its Annual Meeting on April 17, 1996.

         (b) The following report on Form 8-K was filed by Registrant with the Commission during the first quarter of 1996: Report on Form 8-K (Item 5. Other Events), dated February 9, 1996, for event occurring on January 25, 1996, relating to the consummation of Registrant's acquisition by merger of Seaboard Savings Bank, Inc. SSB.

                                    SIGNATURE




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      UNITED CAROLINA BANCSHARES CORPORATION



May 13, 1996                          By /s/ John F. Watson
                                             --------------------------
                                             Controller



May 13, 1996                          By /s/ Ronald C. Monger
                                             --------------------------
                                             Executive Vice President &
                                             Chief Financial Officer

EXHIBIT INDEX


Exhibit Number
per Item  601 of
Regulation S-K          Description of Exhibit        Sequential Page Number
- ----------------        ----------------------        ----------------------

(10)(g)                 UCB's 1995 Stock Option       Pages 32-52
                        and Incentive Award Plan

(27)                    Financial Data Schedule       Page 53