Form 10-Q
period 1996-06-30
UNITED CAROLINA BANCSHARES CORP
filed 1996-08-07
CIK 101090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                     FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     As of August 6, 1996, there were 24,226,965 outstanding shares of Registrant's $4.00 par value common capital stock which is the only class of securities issued by the Registrant.

                                                               Total of 33 pages

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

           United Carolina Bancshares Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                      June 30,      December 31,
                                                        1996            1995
                                                     -----------    ------------
                                                            (In thousands)
Assets:
   Cash and due from banks - noninterest-bearing     $   154,372    $   179,679
   Federal funds sold and other short-term
     investments                                          17,320         45,413
   Securities available for sale (amortized
     costs of $841,455,000 in 1996
     and $764,923,000 in 1995)                           836,164        769,956
   Investment securities (approximate market
     values of $54,483,000 in 1996
     and $99,270,000 in 1995)                             53,434         97,354
   Loans, net of unearned income                       2,986,541      2,826,987
      Less reserve for credit losses                     (45,212)       (43,464)
                                                     -----------    -----------
              Net loans                                2,941,329      2,783,523
                                                     -----------    -----------
   Premises and equipment                                 55,756         58,002
   Other assets                                          113,985        103,591
                                                     -----------    -----------
              Total assets                           $ 4,172,360    $ 4,037,518
                                                     ===========    ===========

Liabilities and stockholders' equity:
   Deposits:
      Noninterest-bearing demand deposits            $   608,170    $   578,864
      Interest-bearing deposits:
         NOW, savings, and money market deposits . 1,341,782 1,354,193 Certificates of deposit of
          $100,000 or more                               225,469        206,235
         Other time deposits                           1,552,772      1,498,359
                                                     -----------    -----------
              Total deposits                           3,728,193      3,637,651
   Short-term borrowings                                  67,678         30,439
   Mortgages and other notes payable                       2,822          2,975
   Other liabilities                                      41,235         43,305
                                                     -----------    -----------
              Total liabilities                        3,839,928      3,714,370
                                                     -----------    -----------
   Stockholders' equity:
      Preferred stock, par value $10 per share:
         Authorized 2,000,000 shares; none issued
      Common stock, par value $4 per share:
         Authorized 40,000,000 shares; issued
           24,217,238 shares in 1996 and
           24,123,907 shares in 1995                      96,869         96,551
      Surplus                                             50,784         50,183
      Retained earnings                                  188,300        173,491
      Unrealized gains (losses) on
        Securities available for sale,
        net of deferred income taxes                      (3,521)         2,923
                                                     -----------    -----------
               Total stockholders' equity                332,432        323,148
                                                     -----------    -----------
               Total liabilities and
                 stockholders' equity                $ 4,172,360    $ 4,037,518
                                                     ===========    ===========


See accompanying Notes to Consolidated Financial Statements

             United Carolina Bancshares Corporation and Subsidiaries
                        Consolidated Statements of Income

                                                                        Three Months Ended                  Six Months Ended
                                                                             June 30,                            June 30,
                                                                 ------------------------------      -------------------------------
                                                                     1996              1995              1996               1995
                                                                 ------------      ------------      ------------       ------------
                                                                           (Dollars in thousands except per share amounts)
Interest income:
   Interest on loans                                             $     66,458      $     63,959      $    131,627       $    123,663
Interest and dividends on:
      Taxable securities                                               11,908             8,876            23,135             16,264
      Tax-exempt securities                                               843               959             1,694              1,993
   Interest on federal funds sold and
       other short-term investments                                       965             2,500             2,234              3,074
                                                                 ------------      ------------      ------------       ------------
           Total interest income                                       80,174            76,294           158,690            144,994
                                                                 ------------      ------------      ------------       ------------
Interest expense:
   Interest on deposits                                                36,156            33,842            71,426             60,726
   Interest on short-term borrowings                                      354               831               762              1,771
   Interest on mortgages and other
     notes payable                                                         41                41                85                 80
                                                                 ------------      ------------      ------------       ------------
           Total interest expense                                      36,551            34,714            72,273             62,577
                                                                 ------------      ------------      ------------       ------------
Net interest income                                                    43,623            41,580            86,417             82,417
Provision for credit losses                                             1,900             1,202             4,100              3,481
                                                                 ------------      ------------      ------------       ------------
Net interest income after provision
  for credit losses                                                    41,723            40,378            82,317             78,936
                                                                 ------------      ------------      ------------       ------------
Noninterest income:
   Service charges on deposit accounts                                  6,404             5,962            12,558             11,658
   Trust income                                                         1,342             1,439             2,936              2,676
   Insurance commissions                                                1,235             1,130             2,768              2,354
   Mortgage banking fees                                                1,266               929             2,399              1,777
   Brokerage and annuity commissions                                      589               483             1,155              1,084
   Other service charges, commissions, and fees                         1,735             1,199             3,171              2,286
   Gains on mortgages originated for resale                               125               168               342                209
   Gains on trading account securities                                      1                 1                 1                  2
   Gains (losses) on dispositions of securities                            59              --                (134)                 3
   Other operating income                                                 295                96                22                350
                                                                 ------------      ------------      ------------       ------------
           Total noninterest income                                    13,051            11,407            25,218             22,399
                                                                 ------------      ------------      ------------       ------------
Noninterest expenses:
   Personnel expense                                                   20,863            19,390            42,614             38,730
   Occupancy expense                                                    2,537             2,524             5,073              4,948
   Equipment expense                                                    1,644             1,763             3,449              3,548
   Other operating expenses                                            10,381            10,784            20,494             20,412
                                                                 ------------      ------------      ------------       ------------
           Total noninterest expenses                                  35,425            34,461            71,630             67,638
                                                                 ------------      ------------      ------------       ------------
Income before income taxes                                             19,349            17,324            35,905             33,697
   Income tax provision                                                 6,722             6,113            12,725             11,961
                                                                 ------------      ------------      ------------       ------------
Net income                                                       $     12,627      $     11,211      $     23,180       $     21,736
                                                                 ============      ============      ============       ============
Per share data:
   Net income                                                    $        .52      $        .46      $        .96       $        .90
                                                                 ============      ============      ============       ============
   Cash dividends declared                                       $        .18      $       .166      $        .36       $       .313
                                                                 ============      ============      ============       ============
   Book value at end of period                                   $      13.73      $      12.60      $      13.73       $      12.60
                                                                 ============      ============      ============       ============
Average number of shares outstanding                               24,195,499        24,099,494        24,168,130         24,069,264
                                                                 ============      ============      ============       ============

See accompanying Notes to Consolidated Financial Statements

             United Carolina Bancshares Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                     Six Months Ended June 30, 1996 and 1995

                                                                                                      Unrealized
                                                    Common Stock                                          Gains
                                             --------------------------                                 (Losses) on
                                              Number of       Aggregate                                  Securities        Total
                                               Shares            Par                       Retained      Available     Stockholders'
                                             Outstanding        Value        Surplus       Earnings     For Sale, Net      Equity
                                             -----------    -----------    ----------     ----------    -------------  -------------
                                                                             (Dollars in thousands)
Balance, January 1, 1996                      24,137,791    $    96,551    $    50,183    $   173,491    $     2,923    $   323,148
   Net income                                       --             --             --           23,180           --           23,180
   Cash dividends declared,
      $.36 per share                                --             --             --           (8,418)          --           (8,418)
   Issuance of common stock:
      By pooled institution prior
        to acquisition                            29,949            120            327             45           --              492
      Under stock option plans                    50,360            202            292           --             --              494
   Retirement of common stock                       (862)            (4)           (18)             2           --              (20)
   Unrealized losses on securities
      available for sale, net of
      applicable deferred income
      taxes                                         --             --             --             --           (6,444)        (6,444)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 30, 1996                        24,217,238    $    96,869    $    50,784    $   188,300    $    (3,521)   $   332,432
                                             ===========    ===========    ===========    ===========    ===========    ===========

Balance, January 1, 1995                      24,017,725         96,071         50,134        141,953         (5,560)       282,598
   Net income                                       --             --             --           21,736           --           21,736
   Cash dividends declared:
      $.313 per share                               --             --             --           (6,928)          --           (6,928)
      By pooled institution prior
       to merger                                    --             --             --              (31)          --              (31)
   Issuance of common stock:
      Under stock option plan                     36,691            147            149            (49)          --              247
      By pooled institution prior
          to merger                                3,171             13             12             16           --               41
      Insurance agency merger                     66,320            265           (213)           (88)          --              (36)
   Unrealized gains on securities
      available for sale, net of
      applicable deferred income
      taxes                                         --             --             --             --            6,384          6,384
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 30, 1995                        24,123,907    $    96,496    $    50,082    $   156,609    $       824    $   304,011
                                             ===========    ===========    ===========    ===========    ===========    ===========

See accompanying Notes to Consolidated Financial Statements

             United Carolina Bancshares Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                           Six Months Ended
                                                                               June 30,
                                                                        ----------------------
                                                                          1996         1995
                                                                        ---------    ---------
                                                                            (In thousands)
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
   Net income                                                           $  23,180    $  21,736
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization, net of accretion                       6,326        4,458
      Provision for credit losses                                           4,100        3,481
      Net (increase) decrease in loans originated for resale                4,864       (1,041)
      Provision for deferred taxes and decrease in taxes payable           (1,363)        (297)
      Decrease in accrued interest receivable                              (1,371)      (1,524)
      (Increase) decrease in prepaid expenses                              (3,661)       2,542
      Decrease in other accounts receivable                                (3,623)      (1,915)
      Increase (decrease) in accrued interest payable                      (1,440)       2,432
      Increase (decrease) in accrued expenses                                (484)         534
      Decrease  in deferred loan fees, net of deferred costs                 (983)         (37)
      Other, net                                                              571           21
                                                                        ---------    ---------
           Total adjustments                                                2,936        8,654
                                                                        ---------    ---------
           Net cash provided by operating activities                       26,116       30,390
                                                                        ---------    ---------
Cash flows from investing activities:
   Proceeds from maturities and issuer calls of securities
     available for sale                                                   329,417      163,681
   Proceeds from sales of securities available for sale                    10,539         --
   Proceeds from maturities and issuer calls of investment
     securities                                                             7,516       11,348
   Proceeds from sales of investment securities                              --          3,810
   Purchases of securities available for sale                            (380,066)    (315,797)
   Purchases of investment securities                                        --         (1,513)
   Net increase in loans outstanding                                     (161,247)    (208,123)
   Purchases of premises and equipment                                     (2,354)      (5,582)
   Proceeds from sales of premises and equipment                              922          145
   Purchases of mortgage loan servicing rights                             (1,290)        (540)
   Sales of foreclosed assets                                                 324        1,332
   Other, net                                                              (3,451)     (16,552)
                                                                        ---------    ---------
           Net cash used by investing activities                         (199,690)    (367,791)
                                                                        ---------    ---------
Cash flows from financing activities:
   Net increase in deposit accounts                                        90,541      454,508
   Net increase in federal funds purchased                                  4,545        5,225
   Net increase (decrease) in securities sold under agreement
     to repurchase                                                         28,400      (35,817)
   Net increase (decrease) in other short-term borrowings                   4,293      (24,116)
   Repayments of mortgages and other notes payable                           (153)         (19)
   Issuance of common stock, net                                              966          288
   Dividends paid                                                          (8,418)      (6,992)
                                                                        ---------    ---------
           Net cash provided by financing activities                      120,174      393,077
                                                                        ---------    ---------
Net increase (decrease) in cash and cash equivalents                      (53,400)      55,676
Cash and cash equivalents at beginning of period                          225,092      244,660
                                                                        ---------    ---------
Cash and cash equivalents at end of period                              $ 171,692    $ 300,336
                                                                        =========    =========

                        Statement Continued on Next Page




             United Carolina Bancshares Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                      Continued




Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest                                                          $  73,713    $  60,145
                                                                        =========    =========
      Income taxes                                                      $  14,088    $  12,289
                                                                        =========    =========
Significant noncash transactions:
   Loans transferred to real estate acquired in settlement of debt      $     925    $   1,215
                                                                        =========    =========
   Loans originated to facilitate the sale of foreclosed assets         $     471    $     341
                                                                        =========    =========
   Unrealized gains (losses) on securities available for sale           $ (10,324)   $   9,157
                                                                        =========    =========
   Investment securities transferred to available for sale
       portfolio in connection with business combinations               $  36,646    $   --
                                                                        =========    =========
   Available for sale securities transferred to investment
      portfolio in connection with business combinations                $     240    $   --
                                                                        =========    =========
   Issuance of common stock in merger acquisitions                      $   --       $      36
                                                                        =========    =========

See accompanying Notes to Consolidated Financial Statements

United Carolina Bancshares Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.
      Basis of Presentation:

      The accompanying consolidated financial statements, which are unaudited, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 1996, and December 31, 1995, and operating results of United Carolina Bancshares Corporation and its subsidiaries for the three- and six-month periods ended June 30, 1996 and 1995. All adjustments made to the unaudited financial statements were of a normal recurring nature. The results of operations for the first six months of 1996 are not necessarily indicative of the results of operations for the entire year. As discussed in Note 13, during 1996, UCB consummated mergers with Triad Bank and Seaboard Savings Bank, both of which were accounted for as poolings-of-interests. Accordingly, the consolidated financial statements have been restated to include the accounts of Triad Bank and Seaboard Savings Bank for all periods presented.

Note 2.
      Securities:

      The following is a summary of the securities portfolios by major classification:

                                                                      June 30, 1996
                                                  ------------------------------------------------
                                                                                       Approximate
                                                  Amortized     Unrealized  Unrealized   Market
                                                     Cost         Gains       Losses      Value
                                                  ---------     ----------  ---------  -----------
                                                                       (In thousands)
Securities available for sale:
United States government securities                $748,372      $  1,196   $  5,159   $   744,409
Obligations of United States government
  agencies and corporations                          50,478            60        310        50,228
Mortgage-backed securities                           28,852(1)         25      1,099        27,778(1)
Obligations of states and political subdivisions      1,100          --            4         1,096
Federal Home Loan Bank stock                         12,200          --         --          12,200
Other securities                                        453          --         --             453
                                                   --------      --------   --------   -----------
  Total securities available for sale              $841,455      $  1,281   $  6,572   $   836,164
                                                   ========      ========   ========   ===========
Investment securities:
Obligations of states and political subdivisions   $ 53,434      $  1,194   $    145   $    54,483
                                                   --------      --------   --------   -----------
  Total investment securities                      $ 53,434      $  1,194   $    145   $    54,483
                                                   ========      ========   ========   ===========

     (1) At June 30, 1996, UCB owned collateralized mortgage obligations issued by the Federal Home Loan Mortgage Corporation (FHLMC) which had an amortized cost of $10,425,000 and a market value of $10,136,000; and collateralized mortgage obligations issued by the Federal National Mortgage Association (FNMA) which had an amortized cost of $12,258,000 and a market value of $11,703,000. In addition, UCB also owned mortgage-backed pass-through securities guaranteed by the Government National Mortgage Association (GNMA) which had an amortized cost of $235,000 and a market value of $237,000; mortgage-backed pass-through securities issued by FNMA with an amortized cost of $2,195,000 and market value of $2,097,000; and mortgage-backed pass-through securities guaranteed by FHLMC with an amortized cost of $3,380,000 and a market value of $3,233,000. UCB also owned collateralized mortgage obligations issued by a private issuer and guaranteed by the Government National Mortgage Association (GNMA) which had an amortized cost of $359,000 and a market value of $372,000. At June 30, 1996, none of the collateralized mortgage obligations owned by UCB were considered high-risk mortgage securities under current regulatory guidelines.

                                                                December 31, 1995
                                                  ---------------------------------------------
                                                                                    Approximate
                                                  Amortized   Unrealized Unrealized    Market
                                                    Cost        Gains     Losses       Value
                                                  ---------   ---------  ----------  ----------
                                                                  (In thousands)
Securities available for sale:
United States government securities                $585,795    $  5,521   $    127   $ 591,189
Obligations of United States government
  agencies and corporations                         136,590           4         74     136,520
Mortgage-backed securities                           29,628          53        346      29,335
Obligations of states and political subdivisions      1,340           2       --         1,342
Federal Home Loan Bank stock                         10,941        --         --        10,941
Other securities                                        629        --         --           629
                                                   --------    --------   --------   ---------
    Total securities available for sale            $764,923    $  5,580   $    547   $ 769,956
                                                   ========    ========   ========   =========
Investment securities:
United States government securities                $ 10,396    $    141   $    168   $  10,369
Obligations of United States government
  agencies and corporations                          21,713        --         --        21,713
Mortgage-backed securities                            4,508          16         44       4,480
Obligations of states and political subdivisions     60,660       2,011         40      62,631
Other securities                                         77        --         --            77
                                                   --------    --------   --------   ---------
    Total investment securities                    $ 97,354    $  2,168   $    252   $  99,270
                                                   ========    ========   ========   =========

Note 3.
      Loans:
     The consolidated loan portfolio is summarized by major classification as follows:
                                                         June 30,   December 31,
                                                          1996          1995
                                                       -----------  ------------
                                                             (In thousands)
Loans secured by real estate:
   Construction and land acquisition
     and development                                   $   240,241   $   226,326
   Secured by nonfarm, nonresidential
     properties                                            649,403       620,367
   Secured by farmland                                      91,029        90,658
   Secured by multifamily residences                        69,796        65,097
                                                       -----------   -----------
     Total loans secured by real estate,
       excluding loans secured by
       1-4 family residences                             1,050,469     1,002,448
                                                       -----------   -----------
   Revolving credit secured by
     1-4 family residences                                 144,025       140,032
   Other loans secured by
     1-4 family residences                                 657,037       613,846
                                                       -----------   -----------
     Total loans secured by
       1-4 family residences                               801,062       753,878
                                                       -----------   -----------
     Total loans secured by real estate                  1,851,531     1,756,326
Commercial, financial, and agricultural
  loans, excluding loans secured
  by real estate                                           325,389       296,778
Loans to individuals for household,
  family, and other personal
  expenditures, excluding loans
  secured by real estate                                   701,921       691,193
All other loans                                            107,534        83,507
                                                       -----------   -----------
     Total loans                                         2,986,375     2,827,804
Net (unearned income) deferred
  origination costs                                            166         (817)
                                                       -----------   -----------
     Loans, net of unearned income                     $ 2,986,541   $ 2,826,987
                                                       ===========   ===========

Note 4.
     Nonperforming and Problem Assets:

     The following is a summary of nonperforming and problem assets:

                                                      June 30,      December 31,
                                                        1996            1995
                                                    ------------    ------------
                                                           (In thousands)

Foreclosed assets                                   $      7,112    $      5,234
Nonaccrual loans                                           4,079           6,403
                                                    ------------    ------------
    Total nonperforming assets                            11,191          11,637
Loans 90 days or more past due,
  excluding nonaccrual loans                               9,080           5,554
                                                    ------------    ------------
    Total problem assets                            $     20,271    $     17,191
                                                    ============    ============

     At June 30, 1996, the recorded investment in loans that are considered impaired under Financial Accounting Statement No. 114 was $4,079,000, all of which were on a nonaccrual basis. Included in this amount was $2,242,000 of impaired loans for which $550,000 of the reserve for credit losses was assigned. The average recorded investment during the first six months of 1996 in loans classified as impaired at June 30, 1996, was approximately $4,324,000. For the six months ended June 30, 1996, UCB recognized interest income on these impaired loans of $23,000 using the cash basis of accounting.

Note 5.
      Reserve for Credit Losses:

      The following table sets forth the analysis of the consolidated reserve for credit losses:

                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                   --------------------   ----------------------
                                     1996        1995        1996         1995
                                   --------    --------   ---------    ---------
                                                  (In thousands)

Balance, beginning of period       $ 44,382    $ 43,276    $ 43,464    $ 41,341
  Provision for credit losses         1,900       1,202       4,100       3,481
  Recovery of losses previously
    charged off                       1,069       1,134       1,857       2,097
  Losses charged to reserve          (2,139)     (2,219)     (4,209)     (3,526)
                                   --------    --------    --------    --------
Balance, end of period             $ 45,212    $ 43,393    $ 45,212    $ 43,393
                                   ========    ========    ========    ========

Note 6.
      Short-Term Borrowings

      The following table sets forth certain data with respect to UCB's short-term borrowings:


                                          June 30, 1996                            December 31, 1995
                              ---------------------------------------  -------------------------------------------
                                        Securities            Federal             Securities             Federal
                                        Sold Under  Treasury   Home               Sold Under  Treasury     Home
                              Federal   Agreement   Tax and    Loan    Federal    Agreement   Tax and      Loan
                               Funds      to          Loan     Bank     Funds         to        Loan       Bank
                             Purchased  Repurchase   Notes   Advances  Purchased  Repurchase    Notes    Advances
                             ---------  ----------  -------  --------  ---------  ----------  ---------  ---------
                                                            (Dollars in thousands)
  Balance outstanding at end
    of period                  $21,365  $  39,336   $ 6,977  $    -    $ 16,820   $   10,936  $   2,683  $    -
  Maximum amount outstanding
    at any month-end during
    the period                  29,250     40,040     6,977       -      22,610       28,216      4,250     25,000
  Average balance outstanding
    during the period           19,691      8,334     3,323       -      17,227       11,636      3,098     13,412
  Average interest rate paid
    during the period            5.09%      4.54%      4.60%      -%      5.79%         5.25%     5.62%      6.48%
  Average interest rate
    payable at end of period     5.44%      5.19%      5.36%      -%      5.50%         4.70%     5.15%        - %


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

Note 7.
      Mortgages and Other Notes Payable:

      Mortgages payable totaled $102,000 at June 30, 1996, and $121,000 at December 31, 1995. The mortgages bear interest at annual rates ranging from 8.75% to 10% and are collateralized by premises with book values of approximately $543,000 at June 30, 1996, and $470,000 at December 31, 1995. The mortgages are payable primarily in monthly installments totaling approximately $3,000, including interest.

     Other notes payable totaled $125,000 at December 31, 1995, and consisted of an unsecured note payable which bore interest at an annual rate of 12%, payable monthly, with the principal paid on March 1, 1996.

      Advances from the Federal Home Loan Bank of Atlanta with initial maturities of more than one year totaled $2,720,000 at June 30, 1996, and $2,729,000 at December 31, 1995. The advances are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences and bear interest at rates ranging from 3.50% to 8.30%, payable monthly, with principal due in various maturities beginning November 24, 1996.


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

Note 9.
      Supplementary Income Statement Information:

      The following is a breakdown of items included in "Other operating expenses" on the consolidated statements of income:

                                                                    Three Months Ended         Six Months Ended
                                                                        June 30,                   June 30,
                                                                   ---------------------     ---------------------
                                                                     1996          1995        1996         1995
                                                                   -------       -------     -------       -------
                                                                                    (In thousands)
 Other operating expenses:
   Data processing fees and software expense                       $ 2,085       $ 1,280     $ 3,557       $ 2,439
   Marketing and business development                                1,177         1,161       2,317         2,238
   Professional services                                             1,091           909       2,104         1,677
   Postage and delivery                                              1,000           970       2,038         1,923
   Printing, stationery, and supplies                                  940         1,261       1,866         2,043
   Telephone expense                                                   899           717       1,787         1,381
   Amortization of goodwill and other intangible assets                641           359       1,280           592
   Travel expense                                                      536           505         987           932
   Insurance and taxes, other than taxes on income                     301           384         686           781
   Amortization of capitalized mortgage servicing rights               241           160         459           297
   Noncredit losses                                                    232           276         463           504
   FDIC deposit insurance premiums                                     144         1,794         211         3,526
   Donations                                                           107            87         212           163
   Other expenses                                                      987           921       2,527         1,916
                                                                   -------       -------     -------       -------
        Total other operating expenses                             $10,381       $10,784     $20,494       $20,412
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

      On May 19, 1995, UCB's North Carolina subsidiary bank acquired the deposits and certain other assets of twelve North Carolina bank branches from another financial institution. At the date of the acquisition, the acquired branches had $26.8 million in loans and assumed $178.7 million in deposits. Subsequent to the acquisition, two of the branches not located in existing UCB markets were sold to two commercial banks. These branches had $4.8 million in loans and $32.6 million in deposits when sold. A premium of $10.1 million was paid on the assumed deposit base of the branches retained.

      Effective January 25, 1996, UCB consummated a merger with Seaboard Savings Bank, Inc., headquartered in Plymouth, North Carolina. Under terms of the agreement, UCB exchanged 418,641 shares of common stock for all of the outstanding shares of Seaboard common stock. The merger was accounted for as a pooling-of-interests, and accordingly, the accompanying consolidated financial statements have been restated to include the accounts of Seaboard Savings Bank for all periods presented.

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

     On March 26, 1996, UCB reached an agreement in principal to enter into a merger transaction with Tomlinson Insurors, Inc. (Tomlinson), a general insurance agency in Fayetteville, North Carolina which will result in Tomlinson becoming a part of UCB's North Carolina subsidiary bank. Under terms of the agreement, UCB will exchange a maximum of 41,975 shares of common stock for the net business assets of Tomlinson. It is anticipated that the transaction will be completed in the third quarter of 1996, subject to regulatory approvals.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Six Months Ended June 30, 1996, Compared to 1995

Summary

         Net income totaled $23,180,000, or $.96 per share, for the six months ended June 30, 1996, an increase of 6.6% over the $21,736,000, or $.90 per share earned in 1995. The increased earnings resulted from increased net interest income and growth in noninterest income. The increase in net interest income resulted from growth in average earning assets of 11.5% over the corresponding period of 1995. The majority of the increase in noninterest income resulted from increased service charges on deposits as well as increases in fees and commissions from nondeposit services including trust, mortgage banking, credit cards, insurance, and brokerage and annuity sales.

     The 1996 results included the effects of nonrecurring charges and expenses totaling $1,573,000, net of applicable income tax benefits, incurred in connection with completing the mergers with Seaboard Savings Bank and Triad Bank which were completed during the first quarter of the year. Excluding the effects of the nonrecurring charges related to the mergers, on a pro forma basis, earnings for the first six months of 1996 amounted to $24,753,000, or $1.02 per share, an increase of 13.3% over the earnings per share for the first half of 1995. Both mergers referred to above were accounted for as poolings-of-interests, and, accordingly, all financial data has been restated to include the accounts of Seaboard Savings Bank and Triad Bank for all periods presented.

Net Interest Income
         Net interest income increased $4,000,000, or 4.9%, for the six months ended June 30, 1996, compared to the first half of 1995. This was the result of an increase of $393,072,000, or 11.5%, in the level of average earning assets with a decrease of .20% in the overall tax-equivalent yield, combined with an increase of $344,823,000, or 12.2%, in the average balance of interest-bearing liabilities with an increase of .12% in the average rate paid. In May 1995, UCB purchased twelve branch offices from another North Carolina-based financial institution, including the purchase of certain loans and the assumption of applicable deposit liabilities. Two of the branch offices acquired in the transaction were sold to third-party banks during the fourth quarter of 1995. These transactions resulted in a net increase of $97,436,000 in average earning assets and $91,680,000 in average interest-bearing liabilities for the six months ended June 30, 1996, compared to the first half of 1995.

         The net tax-equivalent yield on earning assets decreased to 4.60% on an annualized basis in the first six months of 1996 from 4.93% in the same period of 1995. The continued competition for core deposits and changes in the mix of interest-bearing deposits to a higher percentage of consumer certificates of deposit and a lower percentage of NOW, savings, and money market deposits have resulted in the average annualized rate paid on total interest-bearing deposits increasing by .14% in the first half of 1996 compared to 1995. Reductions in the prime lending rate and a highly competitive lending market have resulted in the annualized yield on average earning assets decreasing by .20% in the first half of 1996 compared to the 1995 measurement period. In addition, an increase in the percentage of earning assets funded by interest-bearing liabilities from the prior year and a change in the mix of earning assets both had adverse effects on the net tax-equivalent yield on earning assets in 1996 as compared to 1995. The percentage of average earning assets funded by interest-bearing liabilities increased to 82.73% in the first half of 1996 from 82.15% in the comparable period of 1995 while the percentage of average earning assets comprised of loans declined to 75.73% for the six months ended June 30, 1996, compared to 77.77% the prior year.

         Interest income from loans increased $7,964,000, or 6.4%, over the first six months of 1995 due to an increase of $227,860,000, or 8.5%, in average loans outstanding as the annualized tax-equivalent yield on average loans outstanding declined to 9.16% from 9.37% in 1995. The decrease in the yield on the loan portfolio for 1996 was primarily the result of a lower prevailing prime lending rate which averaged 8.29% during the first half of 1996 compared to 8.91% in the first six months of 1995. Approximately 38% of UCB's loans outstanding at June 30, 1996, had floating interest rates, most of which varied with the prime rate.

         Interest income from investment securities and securities available for sale for the first half of 1996 increased $6,572,000, or 36.0%, from the first six months of 1995. This was due to an increase in the annualized tax-equivalent yield on the aggregate portfolio to 6.14% from 5.89% a year earlier, primarily due to higher rates earned on U.S. government securities, and an increase in the aggregate average balance of investment securities and securities available for sale of $181,290,000, or 27.4%, from the corresponding period of 1995.

         Interest income from federal funds sold and other short-term investments totaled $2,234,000 in the first six months of 1996, a decrease of $840,000 from the same period of 1995. This was the result of a decrease of $16,078,000 in the average balances invested and a decline in the average yield to 5.33% for the first six months of 1996 from 6.17% in 1995.

         Interest expense on deposits increased $10,700,000, or 17.6% in the six months ended June 30, 1996, compared to 1995. The average balance of total interest-bearing deposits increased $373,361,000, or 13.6%, in the first half of 1996 compared to 1995 (as noted earlier, $91,680,000 of the increase was the net result of the branch offices purchased during 1995). This was the result of an increase of $217,520,000, or 18.3%, in the average balances of certificates of deposit less than $100,000 and an increase of $155,045,000, or 11.6%, in the average balances of NOW, savings, money market accounts, and other time deposits. Certificates of deposit of $100,000 or more were relatively unchanged, increasing $796,000, or .4%, compared to the prior year. Certificates of deposit less than $100,000 as a percentage of total interest-bearing deposits increased to 45.0% during the six months ended June 30, 1996, from 43.2% in the first half of 1995. The change in the mix of deposits coupled with active competition for deposits combined to increase the average annualized rate paid on total interest-bearing deposits to 4.59% for the first half of 1996 from 4.45% in the same period of 1995.

         The average annualized interest rate paid on borrowings during the first six months of 1996 decreased to 4.98% from 5.95% in 1995, principally due to a decrease in rates paid on Federal Funds purchased and securities sold under agreement to repurchase. The average balances of borrowed funds decreased by $28,538,000 in the first half of 1996 from the corresponding period of 1995.

Provision and Reserve for Credit Losses
         The provision for credit losses amounted to $4,100,000 for the six months ended June 30, 1996, compared to $3,481,000 in 1995. Net credit losses amounted to $2,352,000, or .16% of average loans outstanding, on an annualized basis, in the first six months of 1996 compared to $1,429,000, or .11% of average loans outstanding, on an annualized basis, for the comparable period of 1995. The increase in net credit losses resulted primarily from an increase in losses on consumer loans.

         Nonperforming assets (foreclosed assets, nonaccrual loans, and restructured loans) totaled $11,191,000, or .37% of loans and foreclosed assets, at June 30, 1996, compared to $11,637,000, or .41% of loans and foreclosed assets, at December 31, 1995. Loans 90 days or more past due that continue to accrue interest totaled $9,080,000 at June 30, 1996, compared to $5,554,000 at December 31, 1995. The majority of the increase in loans 90 days or more past due related to loans to one borrower which, in management's opinion, are well secured and are currently in the process of collection.

         At June 30, 1996, the recorded investment in loans that are considered impaired under FAS 114 was $4,079,000, all of which were on a nonaccrual basis. Included in this amount was $2,242,000 of impaired loans for which $550,000 of the reserve for credit losses was assigned. The average recorded investment during the first six months of 1996 in loans classified as impaired at June 30, 1996, was approximately $4,324,000. For the six months ended June 30, 1996, UCB recognized interest income on these impaired loans of $23,000 using the cash basis of accounting.

         In addition to the nonperforming and problem assets described above, which included loans considered impaired under FAS 114, UCB had loans to various borrowers totaling approximately $8,883,000 at June 30, 1996, for which management has serious concerns regarding the ability of the borrowers to continue to comply with present loan repayment terms which could result in some or all of these loans becoming classified as problem assets. These concerns resulted from various credit considerations, including the financial position, operating results and cash flow of the borrowers, and the current estimated fair value of the underlying collateral.

         The reserve for credit losses amounted to $45,212,000, or 1.51% of loans outstanding, at June 30, 1996, compared to $43,464,000, or 1.54% of loans outstanding, at December 31, 1995. In determining the level of the reserve for credit losses, management takes into consideration loan volumes and outstandings, loan loss experience, delinquency trends, risk ratings assigned to nonconsumer loans, identified problem loans, the present and expected economic conditions in general, and, in particular, how such conditions relate to UCB. In management's opinion, UCB's reserve for credit losses was adequate to absorb losses from the loan portfolio at June 30, 1996; however, adverse changes in the economic conditions in UCB's market area could lead to a decline in the overall quality of the loan portfolio and necessitate future additions to the reserve for credit losses. Also, examiners from bank regulatory agencies periodically review UCB's loan portfolio and may require the corporation to charge off loans and/or increase the reserve for credit losses to reflect their assessment of the collectibility of loans in the portfolio based on information available to them at the time of their examination.

Noninterest Income and Expense
         Total noninterest income increased $2,819,000, or 12.6%, in the first six months of 1996 over the same period of 1995. Service charges on deposit accounts increased $900,000, or 7.7%, principally due to increased business volume and price increases for certain deposit services.

Other service charges, commissions, and fees increased $2,252,000 to $12,429,000 during the first half of 1996 primarily due to increases in trust revenues, insurance commissions, fees for the use of automated teller machines, fees from issuance and usage of credit and debit cards, and mortgage banking fees. Trust revenues increased $260,000, or 9.7%, primarily due to growth in the number of managed trust accounts as well as increases in pricing on certain trust services. Commissions from the general insurance agency operations increased
$480,000, or 30.2%, primarily as the result of the merger with an insurance agency in Wilmington, North Carolina, in April 1995. Fees collected for the use of UCB's automated teller machines by depositors of other institutions increased $74,000, or 12.3%, due to increased transaction volume. Bankcard merchant discount and fees increased $360,000, or 30.0%, due to higher volumes of credit cards issued and merchant transactions processed. The implementation of a consumer debit card program in November 1995 produced $287,000 in merchant discounts and $73,000 in fees from cardholders during the first six months of 1996. Mortgage banking fees increased $622,000, or 35.0%, due to an increase in loan originations. Brokerage and annuity commissions grew $71,000, or 6.6%, from the prior year due to higher trading volume.

         Net gains on sales of mortgage loans into the secondary market amounted to $342,000 in the six-month period of 1996 compared to $209,000 a year ago. Included in these amounts were gains recorded as a result of the April 1995 adoption of the provisions of Financial Accounting Standards No. 122 (FAS 122) totaling $548,000 in 1996 and $79,000 in 1995.

         Losses on the sale of securities totaled $134,000 in the six months ended June 30, 1996, compared to gains of $3,000 in the same period of 1995. The 1996 amount includes $198,000 in losses recorded to dispose of certain securities obtained in the previously mentioned merger with

Triad Bank. These securities, which consisted of structured notes and other investments with derivative features, did not comply with UCB's investment policy and were therefore reclassified from investment securities to available for sale securities and written down to the then current market value at the merger date. These securities were actually sold during the second quarter of 1996. Losses on the disposition of fixed assets totaled $446,000 during the first half of 1996 compared to losses of $81,000 in the similar period of 1995. The 1996 loss included $568,000 in write-downs on fixed assets rendered obsolete or redundant as a result of the two mergers completed during the first quarter.

         Total noninterest expenses increased $3,992,000, or 5.9%, in the six months ended June 30, 1996, compared to the same period of 1995. Total personnel expense increased $3,884,000 in the six-month period of 1996 compared to 1995. Regular and part-time salaries increased by $1,543,000, or 5.4%, in the first six months of 1996 due to increases in base compensation and an increase of 32, or 1.7%, in the average number of full-time equivalent employees. The increase in the average number of full-time equivalent employees was principally due to the previously mentioned branch acquisitions and the acquisition of the Wilmington insurance agency in April 1995. Other compensation expense increased $1,597,000, or 85.2%, due in large measure to nonrecurring charges totaling $945,000 incurred in connection with completing the two mergers during the first quarter of 1996.

         Occupancy expense increased $125,000, or 2.5%, during the first six months of 1996 as compared to 1995. Depreciation expense increased $12,000, or 1.3%, while rental expense increased $74,000, or 4.7%, and repairs and maintenance expense increased $68,000, or 6.9%.

These cost increases were principally due to the increase in branch locations and insurance agency offices from the prior year.

          Equipment expense decreased $99,000, or 2.8%, for the first half of 1996 as compared to the same period of 1995. Repairs and maintenance expense increased $53,000, or 4.5%, primarily due to increased costs associated with the branches acquired during 1995 and the expenses associated with modifications made to the branches acquired in the 1996 mergers. Depreciation expense declined $107,000, or 5.9%, primarily due to a merchandising display system utilized in the branch offices becoming fully depreciated during the second half of 1995 and the elimination of computer equipment previously utilized by Seaboard Savings Bank. Equipment rental expense decreased $25,000, or 10.7%, due to the purchase during 1996 of computer equipment which had previously been leased.

         Other operating expenses increased $82,000, or .4%, during the first six months of 1996 as compared to 1995. The most significant factor affecting other operating expenses was a reduction in deposit insurance premiums which decreased $3,315,000, or 94.0%, from the six-month period of 1995. This was due to a reduction in the assessment rate from $.23 to $.04 effective June 1, 1995, and a subsequent reduction to virtually zero on nonthrift deposits effective January 1, 1996. Marketing and business development expenses increased $79,000, or 3.5%, primarily due to increased advertising related to campaigns designed to increase installment loan volume and deposit balances. Professional services expense for the first six months of 1996 increased $427,000, or 25.5%. The current year's professional services included expenses applicable to UCB's acquisitions by merger of Seaboard Savings Bank and Triad Bank totaling $213,000, while the 1995 expenses were reduced by legal fees refunded in a bankruptcy proceeding involving a former customer.

         Outside data processing fees increased $1,118,000, or 45.9%, compared to 1995 primarily due to increased software amortization expense ($727,000, or 133.2% increase), increased software maintenance costs ($140,000, or 38.8%), and processing expenses related to the consumer debit card transaction program referred to previously ($177,000 increase). The increases in software amortization and software maintenance costs principally relate to the replacement of mainframe applications software.

         The   amortization  of  capitalized   mortgage  loan  servicing  rights
increased $162,000, or 54.5%, from the prior year due primarily to the capitalization of originated servicing rights beginning April 1, 1995, as previously discussed. Telephone expense increased $406,000, or 29.4%, as a result of increased use of the automated voice response customer service system and the introduction in 1995 of a staffed bank-by-phone customer service department, both of which are accessed by customers utilizing toll-free telephone numbers. Amortization of deposit base premiums increased to $930,000 from $247,000 in 1995 as the result of the May 1995 branch purchases referred to previously. Increases in other categories of noninterest expenses were generally the result of increases in the costs related to purchased services.

Income Tax Provision
         The provision for income tax increased $764,000 in the six months ended June 30, 1996, compared to the corresponding period of 1995. The increase in the income tax provision was principally the net result of an increase of $2,208,000 in pre-tax income and an increase of $203,000 in nondeductible merger related expenses.

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

Results of Operations - Three Months Ended June 30, 1996, Compared to 1995
Summary
         Net income for the three months ended June 30, 1996, amounted to $12,627,000, or $.52 per share, compared to $11,211,000, or $.46 per share, for the second quarter of 1995. The 1996 operating results represent an increase of $1,416,000, or 12.6%, over the second quarter of 1995 (13.0% increase in earnings per share). The increase in earnings was primarily the result of increased tax-equivalent net interest income as a result of growth in average earning assets and growth in noninterest income, resulting from increases in fees on deposit accounts and fees and commissions from nondeposit services.

Net Interest Income
         Net interest income increased $2,043,000 (4.9%) in the second quarter of 1996 compared to 1995. This was the net result of an increase of $291,921,000 (8.2%) in the average level of earning assets, a decrease of .24% in the annualized tax-equivalent yield on earning assets, combined with an increase of $248,935,000 (8.4%) in the average balance of interest-bearing liabilities, and a decrease of .12% in the average annualized rate paid on interest-bearing liabilities. As previously discussed, in May 1995 UCB purchased twelve branch office operations from another North Carolina-based financial institution. This transaction resulted in a net increase of $64,073,000 in average earning assets and $54,796,000 in average interest-bearing liabilities for the second quarter of 1996 compared to the same period of 1995. The annualized tax-equivalent net interest yield on average earning assets declined to 4.59% in the second quarter of 1996 from 4.74% in the same period of 1995 due primarily to the relatively greater decrease in yields on earning assets as compared to the decrease in rates paid on interest-bearing liabilities as more fully discussed in the six month discussion of operations.

Provision for Credit Losses
         The provision for credit losses increased $698,000 (58.1%) to $1,900,000 in the second quarter of 1996 compared to 1995. The increase was principally due to growth in loans outstanding compared to the prior year. Net credit losses for the three months ended June 30, 1996, were $1,070,000, or .15% of average loans on an annualized basis, compared to $1,085,000, or .16% of average loans, on an annualized basis in 1995.

Noninterest Income and Expense
         Noninterest income increased $1,644,000 (14.4%) during the second quarter of 1996 compared to 1995. Service charges on deposit accounts increased $442,000 (7.4%) over the prior year due to increased business volume and price increases for certain services. Fees received on credit cards and discounts from clearing merchant's credit card receipts increased $262,000, or 41.4%, as the result of higher volumes of credit cards issued and merchant transactions processed. The new consumer debit card program discussed previously added $209,000 in merchant discount and cardholder fees. Discount brokerage fees increased $106,000, or 21.9%, due to an increase in trading volume. Mortgage banking fees increased $337,000, or 36.3%, due to increased loan origination activity during the quarter compared to the same period of 1995. Gains on the origination of mortgage loans for sale in the secondary market amounted to $125,000 in the second quarter of 1996, compared to gains of $168,000 realized in the same period of 1995. The gains in 1996 include $316,000 recorded as a result of the adoption of the provisions of FAS 122 compared to $79,000 in the second quarter of 1995.

         Total noninterest expense increased $964,000 (2.8%) during the three months ended June 30, 1996, compared to 1995. The expense for providing personalized customer checks decreased $328,000, or 59.5%, from the prior year. The 1995 expense included the cost of providing checks to the new customers acquired through the previously referred to branch purchases. Deposit insurance premiums amounted to $144,000 for the second quarter of 1996 compared to $1,794,000 in 1995. This decrease of $1,650,000 in the current year cost was the result of the previously mentioned reductions in the assessment rate adopted by the FDIC in the second half of 1995. Changes in other categories of expenses were mainly the result of those factors covered in the six-month discussion.

Financial Condition
         The financial condition of the Corporation, with respect to liquidity and dividends at June 30, 1996, has not changed significantly since December 31, 1995. At June 30, 1996, stockholders' equity amounted to 7.97% of total assets compared to 8.00% at December 31, 1995. At June 30, 1996, UCB had a ratio of core capital to weighted risk assets of approximately 11.34% and a ratio of total capital to weighted risk assets of approximately 12.59%, computed using the Federal Reserve guidelines for risk-based capital requirements, and a ratio of quarter-end core capital to average total assets for the three months ended June 30, 1996, of 7.82%.

         On an annualized basis, net income as a percentage of average stockholders' equity amounted to 14.27% for the first half of 1996 compared to 15.06% for the same period of 1995. Cash dividends declared represented 36.32% of net income in the first half of 1996 compared to 32.02% for the six months ended June 30, 1995.

         At June 30, 1996, UCB owned debt securities that had not been rated by a rating agency with a book value of $1,127,000. In addition, debt securities with a book value of $152,000 were owned at June 30, 1996, that had less than investment grade ratings. Included in the unrated securities were bonds with a book value of $968,000 that are collateralized by U.S. government securities. Substantially all of these investments were securities issued by municipalities located within UCB's market area. It is management's opinion that no more than a normal risk of loss exists on these securities.

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

     In June 1996, the FASB issued Financial  Accounting  Standards No. 125 (FAS
125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes accounting standards for determining when a liability should be considered extinguished through the transfer of assets to a creditor or setting aside assets dedicated to eventually settling a liability. The statement provides conditions for determining if a transferor has surrendered control over transferred financial assets and requirements for derecognizing a liability when it is extinguished. The statement also requires the recognition of either a servicing asset or a servicing liability when an entity undertakes an obligation to service financial assets. Such servicing assets or liabilities shall be amortized in proportion to and over the period of the estimated net servicing income or loss, as appropriate. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, to be only applied on a prospective basis. The application of FAS 125 is not anticipated to have a material impact on UCB's financial condition or results of operations.
         Various proposals are currently being considered by committees of the United States Congress concerning a possible merger of the Federal Deposit Insurance Corporation's Savings Association Insurance Fund (SAIF) with the Bank Insurance Fund (BIF). One of the principal issues under discussion is the amount of additional funds needed to recapitalize the SAIF prior to such a merger. Many of the proposals under consideration contemplate obtaining the additional funds deemed necessary for the SAIF through a special assessment to be levied on SAIF-insured deposits. The proposed merger of SAIF and BIF was not included in the 1996 Federal Budget legislation, and therefore, the timing and ultimate outcome of any legislation continues to be uncertain. At June 30, 1996, UCB had approximately $179 million of SAIF insured deposits which may be subject to a special assessment if a proposal similar to those that have been publicized is adopted.

         UCB and its subsidiaries are subject to regulation and examination by state and federal bank regulatory agencies and are subject to the accounting and disclosure requirements of the Securities and Exchange Commission. There are no pending material regulatory recommendations or actions concerning UCB with which management has not complied.

PART II - OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

         (b) A report on Form 8-K was filed by registrant with the Commission on April 16, 1996, reporting under Item 5. Other Events that registrant and its wholly owned subsidiary, United Carolina Bank had on March 29, 1996, consummated the merger of Triad Bank, headquartered in Greensboro, North Carolina, into United Carolina Bank.

                                    SIGNATURE




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     UNITED CAROLINA BANCSHARES CORPORATION



August 7, 1996                             By /s/John F. Watson
                                                 ---------------------------
                                                 Controller


August 7, 1996                             By /s/Ronald C. Monger
                                                 ---------------------------
                                                 Executive Vice President &
                                                 Chief Financial Officer