Form 10-Q
period 1996-09-30
UNITED CAROLINA BANCSHARES CORP
filed 1996-11-13
CIK 101090

UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As  of  November  12,  1996,  there  were  24,266,175   outstanding   shares  of
Registrant's $4.00 par value common capital stock which is the only class of securities issued by the Registrant.

                                                               Total of 30 pages

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

             United Carolina Bancshares Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                  September 30,    December 31,
                                                      1996             1995
                                                  -------------    ------------
                                                        (In thousands)
Assets:
   Cash and due from banks - noninterest-bearing  $     184,770    $    179,679
   Federal funds sold and other short-term
            investments                                 100,922          45,413
   Securities available for sale (amortized
     costs of $843,846,000 in 1996
     and $764,923,000 in 1995)                          840,061         769,956
   Investment securities (approximate market
     values of $49,585,000 in 1996
     and $99,270,000 in 1995)                            48,446          97,354
   Loans, net of unearned income                      3,068,910       2,826,987
      Less reserve for credit losses                    (45,837)        (43,464)
                                                  -------------    ------------
              Net loans                               3,023,073       2,783,523
                                                  -------------    ------------
   Premises and equipment                                55,984          58,002
   Other assets                                         113,068         103,591
                                                  -------------    ------------
              Total assets                        $   4,366,324    $  4,037,518
                                                  =============    ============

Liabilities and stockholders' equity:
   Deposits:
      Noninterest-bearing demand deposits         $     616,201    $    578,864
      Interest-bearing deposits:
         NOW, savings, and money market deposits      1,420,125       1,354,193
         Certificates of deposit of
              $100,000 or more                          291,223         206,235
         Other time deposits                          1,608,101       1,498,359
                                                  -------------    ------------
              Total deposits                          3,935,650       3,637,651
   Short-term borrowings                                 39,437          30,439
   Mortgages and other notes payable                      2,815           2,975
   Other liabilities                                     47,108          43,305
                                                  -------------    ------------
              Total liabilities                       4,025,010       3,714,370
                                                  -------------    ------------
   Stockholders' equity:
      Preferred stock, par value $10 per share:
         Authorized 2,000,000 shares; none issued
      Common stock, par value $4 per share:
         Authorized 40,000,000 shares; issued
           24,265,134 shares in 1996 and
           24,137,791 shares in 1995                     97,061          96,551
      Surplus                                            50,787          50,183
      Retained earnings                                 195,989         173,491
      Unrealized gains (losses) on
        securities available for sale,
        net of deferred income taxes                     (2,523)          2,923
                                                  -------------    ------------
               Total stockholders' equity               341,314         323,148
                                                  -------------    ------------
               Total liabilities and
                 stockholders' equity             $   4,366,324    $  4,037,518
                                                  =============    ============

See accompanying Notes to Consolidated Financial Statements

             United Carolina Bancshares Corporation and Subsidiaries
                        Consolidated Statements of Income

                                                              Three Months Ended                  Nine Months Ended
                                                                September 30,                        September 30,
                                                       ------------------------------      -------------------------------
                                                           1996              1995              1996               1995
                                                       ------------      ------------      ------------       ------------
                                                                (Dollars in thousands except per share amounts)
Interest income:
   Interest on loans                                   $     69,629      $     65,620      $    201,256       $    189,283
Interest and dividends on:
      Taxable securities                                     12,882            10,710            36,017             26,974
      Tax-exempt securities                                     758               933             2,452              2,926
   Interest on federal funds sold and
       other short-term investments                             427             1,911             2,661              4,985
                                                       ------------      ------------      ------------       ------------
           Total interest income                             83,696            79,174           242,386            224,168
                                                       ------------      ------------      ------------       ------------
Interest expense:
   Interest on deposits                                      37,285            35,938           108,711             96,664
   Interest on short-term borrowings                            658               485             1,420              2,256
   Interest on mortgages and other notes payable                 42                46               127                126
                                                       ------------      ------------      ------------       ------------
           Total interest expense                            37,985            36,469           110,258             99,046
                                                       ------------      ------------      ------------       ------------
Net interest income                                          45,711            42,705           132,128            125,122
Provision for credit losses                                   1,900             1,077             6,000              4,558
                                                       ------------      ------------      ------------       ------------
Net interest income after provision for
  credit losses                                              43,811            41,628           126,128            120,564
                                                       ------------      ------------      ------------       ------------

Noninterest income:
   Service charges on deposit accounts                        6,087             5,998            18,645             17,656
   Trust income                                               1,403             1,168             4,339              3,844
   Insurance commissions                                      1,647             1,521             4,415              3,875
   Mortgage banking fees                                      1,150             1,187             3,549              2,964
   Brokerage and annuity commissions                            586               618             1,741              1,702
   Other service charges, commissions, and fees               1,869             1,426             5,040              3,712
   Gains on mortgages originated for resale                     210               263               552                472
   Gains on trading account securities                            -                 1                 1                  3
   Gains (losses) on dispositions of securities                   -                 4              (134)                 7
   Other operating income                                       297               204               319                554
                                                       ------------      ------------      ------------       ------------
           Total noninterest income                          13,249            12,390            38,467             34,789
                                                       ------------      ------------      ------------       ------------
Noninterest expenses:
   Personnel expense                                         21,631            19,914            64,245             58,644
   Occupancy expense                                          2,657             2,603             7,730              7,551
   Equipment expense                                          1,684             1,851             5,133              5,399
   Other operating expenses                                  12,558             9,230            33,052             29,642
                                                       ------------      ------------      ------------       ------------
           Total noninterest expenses                        38,530            33,598           110,160            101,236
                                                       ------------      ------------      ------------       ------------
Income before income taxes                                   18,530            20,420            54,435             54,117
   Income tax provision                                       6,481             7,325            19,206             19,286
                                                       ------------      ------------      ------------       ------------
Net income                                             $     12,049      $     13,095      $     35,229       $     34,831
                                                       ============      ============      ============       ============

Per share data:
   Net income                                          $        .50      $       .55       $       1.46       $       1.45
                                                       ============      ===========       ============       ============
   Cash dividends declared                             $        .18      $      .166       $        .54       $        .48
                                                       ============      ===========       ============       ============
   Book value at end of period                         $      14.07      $     12.99       $      14.07       $      12.99
                                                       ============      ===========       ============       ============
Average number of shares outstanding                     24,237,208       24,123,909         24,191,324         24,087,679
                                                       ============      ===========       ============       ============

See accompanying Notes to Consolidated Financial Statements

             United Carolina Bancshares Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 1996 and 1995

                                                                                                 Unrealized
                                             Common Stock                                         Gains
                                      --------------------------                                (Losses) on
                                       Number of      Aggregate                                  Securities          Total
                                        Shares           Par                       Retained      Available       Stockholders'
                                      Outstanding       Value         Surplus      Earnings     For Sale, Net        Equity
                                      -----------    -----------    ----------    ----------    -------------    -------------
                                                                     (Dollars in thousands)

Balance, January 1, 1996               24,137,791    $    96,551    $   50,183    $  173,491    $       2,923    $     323,148
   Net income                                   -              -             -        35,229                -           35,229
   Cash dividends declared,
      $.54 per share                            -              -             -       (12,778)               -          (12,778)
    Issuance of common stock:
       By pooled institution prior
          to acquisition                   29,949            120           327            45                -              492
      Under stock option plans             61,133            245           442             -                -              687
      Insurance agency merger              37,123            149          (147)            -                -                2
   Retirement of common stock                (862)            (4)          (18)            2                -              (20)
   Unrealized losses on securities
      available for sale, net of
      applicable deferred income
      taxes                                     -              -             -             -           (5,446)          (5,446)
                                      -----------    -----------    ----------    ----------    -------------    -------------
Balance, September 30, 1996            24,265,134    $    97,061    $   50,787    $  195,989    $      (2,523)   $     341,314
                                      ===========    ===========    ==========    ==========    =============    =============

 Balance, January 1, 1995              24,017,725         96,071        50,134       141,953           (5,560)         282,598
   Net income                                   -              -             -        34,831                -           34,831
   Cash dividends declared:
       $.48 per share                           -              -             -       (10,620)               -          (10,620)
       By pooled institution prior
          to merger                             -              -             -           (51)               -              (51)
   Issuance of common stock:
      Under stock option plan              36,691            147           149           (49)               -              247
      By pooled institution prior
          to merger                         3,171             13            12            16                -               41
      Insurance agency merger              66,320            265          (213)          (88)               -              (36)
   Unrealized gains on securities
      available for sale, net of
      applicable deferred income
      taxes                                     -              -             -             -            6,289            6,289
                                      -----------    -----------    ----------    ----------    -------------    -------------
Balance, September 30, 1995            24,123,907    $    96,496    $   50,082    $  165,992    $         729    $     313,299
                                      ===========    ===========    ==========    ==========    =============    =============

See accompanying Notes to Consolidated Financial Statements

             United Carolina Bancshares Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------
                                                             (In thousands)
Increase (decrease) in cash and cash equivalents: Cash flows from operating activities:
   Net income                                            $  35,229    $  34,831
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization, net of accretio         9,537        7,436
      Provision for credit losses                            6,000        4,557
      Net (increase) decrease in loans originated
        for resale                                           6,711      (14,345)
      Provision for deferred taxes and increase
        (decrease)in taxes payable                            (330)       2,234
      Increase in accrued interest receivable               (1,905)      (4,505)
      (Increase) decrease in prepaid expenses               (5,358)       2,019
      Decrease in other accounts receivable                  2,485        1,048
      Increase (decrease) in accrued interest payable         (202)       2,391
      Increase  in accrued expenses                          3,419        1,572
      Decrease  in deferred loan fees,
        net of deferred costs                               (1,294)        (357)
      Other, net                                               697          194
                                                         ---------    ---------
           Total adjustments                                19,760        2,244
                                                         ---------    ---------
           Net cash provided by operating activities        54,989       37,075
                                                         ---------    ---------
Cash flows from investing activities:
   Proceeds from maturities and issuer calls of
     securities available for sale                         408,763      403,065
   Proceeds from sales of securities available for sale     10,539         --
   Proceeds from maturities and issuer calls of
     investment securities                                  12,468       12,722
   Proceeds from sales of investment securities               --          3,810
   Purchases of securities available for sale             (461,610)    (554,976)
   Purchases of investment securities                         --        (36,310)
   Net increase in loans outstanding                      (254,296)    (194,842)
   Purchases of premises and equipment                      (4,399)      (2,586)
   Proceeds from sales of premises and equipment             1,193          153
   Purchases of mortgage loan servicing rights              (1,658)      (1,400)
   Sales of  foreclosed assets                                 572        1,982
   Purchase of  branches, net of cash received                --        136,569
   Other, net                                               (1,152)      (2,571)
                                                         ---------    ---------
           Net cash used by investing activities          (289,580)    (234,384)
                                                         ---------    ---------

Cash flows from financing activities:
   Net increase in deposit accounts                        297,998      302,004
   Net increase  (decrease) in federal funds purchased      (8,935)       5,220
   Net decrease in securities sold under agreement
     to repurchase                                          (9,808)     (39,270)
   Net increase (decrease) in other short-term
     borrowings                                             27,740      (25,148)
   Proceeds from issuance of long-term debt                   --            702
   Repayments of mortgages and other notes payable            (185)         (28)
   Issuance of common stock, net                             1,159          288
   Dividends paid                                          (12,778)     (10,671)
                                                         ---------    ---------
           Net cash provided by financing activities       295,191      233,097
                                                         ---------    ---------
Net increase in cash and cash equivalents                   60,600       35,788
Cash and cash equivalents at beginning of period           225,092      244,660
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 285,692    $ 280,856
                                                         =========    =========


                        Statement Continued on Next Page

             United Carolina Bancshares Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                                    Continued


Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                           $ 120,460    $  96,563
                                                         =========    =========
      Income taxes                                       $  19,536    $  17,197
                                                         =========    =========
Significant noncash transactions:
   Loans transferred to real estate acquired
     in settlement of debt                               $   3,870    $   1,294
                                                         =========    =========
   Loans originated to facilitate the sale
     of foreclosed assets                                $     547    $     397
                                                         =========    =========
   Unrealized gains (losses) on securities
     available for sale                                  $  (8,804)   $   8,962
                                                         =========    =========
   Investment securities transferred to
     available for sale portfolio in connection
     with business combinations                          $  36,646    $    --
                                                         =========    =========
  Available for sale securities transferred
    to investment portfolio in connection
    with business combinations                           $     240    $    --
                                                         =========    =========
  Issuance of common stock in merger acquisitions        $       2    $    (36)
                                                         =========    =========

See accompanying Notes to Consolidated Financial Statements

United Carolina Bancshares Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.
      Basis of Presentation:

      The accompanying consolidated financial statements, which are unaudited, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 1996, and December 31, 1995, and operating results of United Carolina Bancshares Corporation and its subsidiaries for the three- and nine-month periods ended September 30, 1996 and 1995. All adjustments made to the unaudited financial statements were of a normal recurring nature. The results of operations for the first nine months of 1996 are not necessarily indicative of the results of operations for the entire year. As discussed in Note 13, during 1996, UCB consummated mergers with Triad
Bank and Seaboard Savings Bank, both of which were accounted for as poolings-of-interests. Accordingly, the consolidated financial statements have been restated to include the accounts of Triad Bank and Seaboard Savings Bank for all periods presented.

Note 2.
      Securities:

      The following is a summary of the securities portfolios by major classification:

                                                                       September 30, 1996
                                                   --------------------------------------------------------
                                                                                               Approximate
                                                    Amortized       Unrealized    Unrealized      Market
                                                      Cost             Gains        Losses         Value
                                                   -----------      -----------   -----------   -----------
                                                                        (In thousands)
Securities available for sale:
United States government securities                $   749,033      $       825   $     3,635   $   746,223
Obligations of United States government
  agencies and corporations                             52,174               54           243        51,985
Mortgage-backed securities                              27,199(1)            30           819        26,410(1)
Obligations of states and political subdivisions         1,100                3          --           1,103
Federal Home Loan Bank stock                            13,886             --            --          13,886
Other securities                                           454             --            --             454
                                                   -----------      -----------   -----------   -----------
  Total securities available for sale              $   843,846      $       912   $     4,697   $   840,061
                                                   ===========      ===========   ===========   ===========
Investment securities:
Obligations of states and political subdivisions   $    48,446      $     1,224   $        85   $    49,585
                                                   -----------      -----------   -----------   -----------
  Total investment securities                      $    48,446      $     1,224   $        85   $    49,585
                                                   ===========      ===========   ===========   ===========

(1) At September 30, 1996, UCB owned collateralized mortgage obligations issued by the Federal Home Loan Mortgage Corporation (FHLMC) which had an amortized cost of $9,603,000 and a market value of $9,396,000; and collateralized mortgage obligations issued by the Federal National Mortgage Association (FNMA) which had an amortized cost of $11,826,000 and a market value of $11,423,000. In addition, UCB also owned mortgage-backed pass-through securities guaranteed by the Government National Mortgage Association (GNMA) which had an amortized cost of $226,000 and a market value of $232,000; mortgage-backed pass-through securities issued by FNMA with an amortized cost of $2,016,000 and market value of $1,936,000; and mortgage-backed pass-through securities guaranteed by FHLMC with an amortized cost of $3,194,000 and a market value of $3,074,000. UCB also owned collateralized mortgage obligations issued by a private issuer and guaranteed by the Government National Mortgage Association (GNMA) which had an amortized cost of $334,000 and a market value of $349,000. At September 30, 1996, none of the collateralized mortgage obligations owned by UCB were considered high-risk mortgage securities under current regulatory guidelines.

                                       7

                                                                      December 31, 1995
                                                   -----------------------------------------------------
                                                                                             Approximate
                                                    Amortized    Unrealized    Unrealized      Market
                                                      Cost          Gains        Losses         Value
                                                   -----------   -----------   -----------   -----------
                                                                       (In thousands)
Securities available for sale:
United States government securities                $   585,795   $     5,521   $       127   $   591,189
Obligations of United States government
  agencies and corporations                            136,590             4            74       136,520
Mortgage-backed securities                              29,628            53           346        29,335
Obligations of states and political subdivisions         1,340             2          --           1,342
Federal Home Loan Bank stock                            10,941          --            --          10,941
Other securities                                           629          --            --             629
                                                   -----------   -----------   -----------   -----------
  Total securities available for sale              $   764,923   $     5,580   $       547   $   769,956
                                                   ===========   ===========   ===========   ===========
Investment securities:
United States government securities                $    10,396   $       141   $       168   $    10,369
Obligations of United States government
  agencies and corporations                             21,713          --            --          21,713
Mortgage-backed securities                               4,508            16            44         4,480
Obligations of states and political subdivisions        60,660         2,011            40        62,631
Other securities                                            77          --            --              77
                                                   -----------   -----------   -----------   -----------
  Total investment securities                      $    97,354   $     2,168   $       252   $    99,270
                                                   ===========   ===========   ===========   ===========

Note 3.
      Loans:
      The consolidated loan portfolio is summarized by major classification as follows:
                                                  September 30,   December 31,
                                                      1996            1995
                                                  -------------   -------------
                                                            (In thousands)
Loans secured by real estate:
   Construction and land acquisition
     and development                              $     268,818   $     226,326
   Secured by nonfarm, nonresidential
     properties                                         655,490         620,367
   Secured by farmland                                   86,734          90,658
   Secured by multifamily residences                     68,221          65,097
                                                  -------------   -------------
     Total loans secured by real estate,
       excluding loans secured by
       1-4 family residences                          1,079,263       1,002,448
                                                  -------------   -------------
   Revolving credit secured by
     1-4 family residences                              148,165         140,032
   Other loans secured by
     1-4 family residences                              669,367         613,846
                                                  -------------   -------------
     Total loans secured by
       1-4 family residences                            817,532         753,878
                                                  -------------   -------------
     Total loans secured by real estate               1,896,795       1,756,326
Commercial, financial, and agricultural
  loans, excluding loans secured
  by real estate                                        333,403         296,778
Loans to individuals for household,
  family, and other personal
  expenditures, excluding loans
  secured by real estate                                721,101         691,193
All other loans                                         117,134          83,507
                                                  -------------   -------------
     Total loans                                      3,068,433       2,827,804
Net (unearned income) deferred
  origination costs                                         477            (817)
                                                  -------------   -------------
     Loans, net of unearned income                $   3,068,910   $   2,826,987
                                                  =============   =============

Note 4.
      Nonperforming and Problem Assets:

      The following is a summary of nonperforming and problem assets:

                                                  September 30,   December 31,
                                                      1996            1995
                                                  -------------   -------------
                                                         (In thousands)

Foreclosed assets                                  $       8,782   $       5,234
Nonaccrual loans                                           2,769           6,403
                                                   -------------   -------------
    Total nonperforming assets                            11,551          11,637
Loans 90 days or more past due,
  excluding nonaccrual loans                               6,388           5,554
                                                   -------------   -------------
    Total problem assets                           $      17,939   $      17,191
                                                   =============   =============

     At September 30, 1996, the recorded investment in loans that are considered impaired under Financial Accounting Statement No. 114 was $2,769,000, all of which were on a nonaccrual basis. Included in this amount was $2,566,000 of impaired loans for which $550,000 of the reserve for credit losses was assigned. The average recorded investment during the first nine months of 1996 in loans classified as impaired at September 30, 1996, was approximately $2,857,000. For the nine months ended September 30, 1996, UCB recognized interest income on these impaired loans of $23,000 using the cash basis of accounting.

Note 5.
      Reserve for Credit Losses:

      The following table sets forth the analysis of the consolidated reserve for credit losses:

                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                   --------------------    --------------------
                                     1996        1995        1996        1995
                                   --------    --------    --------    --------
                                                  (In thousands)

Balance, beginning of period       $ 45,212    $ 43,393    $ 43,464    $ 41,341
  Provision for credit losses         1,900       1,077       6,000       4,558
  Recovery of losses previously
    charged off                         845         555       2,702       2,652
  Losses charged to reserve          (2,120)     (1,855)     (6,329)     (5,381)
                                   --------    --------    --------    --------
Balance, end of period             $ 45,837    $ 43,170    $ 45,837    $ 43,170
                                   ========    ========    ========    ========

Note 6.
      Short-Term Borrowings

      The following table sets forth certain data with respect to UCB's short-term borrowings:


                                             September 30, 1996                             December 31, 1995
                                --------------------------------------------   --------------------------------------------
                                            Securities              Federal                Securities              Federal
                                            Sold Under   Treasury     Home                 Sold Under   Treasury     Home
                                 Federal    Agreement    Tax and      Loan      Federal    Agreement    Tax and      Loan
                                  Funds         to        Loan        Bank       Funds         to        Loan        Bank
                                Purchased   Repurchase    Notes     Advances   Purchased   Repurchase    Notes     Advances
                                ---------   ----------   --------   --------   ---------   ----------   --------   --------
                                                                         (Dollars in thousands)
Balance outstanding at end
  of period                     $   7,885   $    1,128   $ 10,424   $ 20,000   $  16,820   $   10,936   $  2,683   $    -
Maximum amount outstanding
  at any month-end during
  the period                       29,250       40,040     14,373     20,000      22,610       28,216      4,250     25,000
Average balance outstanding
  during the period                19,761        6,737      5,923      5,036      17,227       11,636      3,098     13,412
Average interest rate paid
  during the period                 5.11%        4.48%      5.04%      5.72%       5.79%        5.25%      5.62%      6.48%
Average interest rate
  payable at end of period          5.69%        3.71%      5.20%      5.63%       5.50%        4.70%      5.15%        - %


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

      Federal Home Loan Bank advances represent borrowings from the Federal Home Loan Bank of Atlanta by UCB's subsidiary banks pursuant to lines of credit collateralized by blanket liens on qualifying loans secured by first mortgages on 1-4 family residences. These advances have an initial maturity of less than one year with interest payable monthly.

Note 7.
      Mortgages and Other Notes Payable:

      Mortgages payable totaled $99,000 at September 30, 1996, and $121,000 at December 31, 1995. The mortgages bear interest at annual rates ranging from 8.75% to 10% and are collateralized by premises with book values of approximately $542,000 at September 30, 1996, and $470,000 at December 31, 1995. The mortgages are payable primarily in monthly installments totaling approximately $3,000, including interest.

      Other notes payable totaled $125,000 at December 31, 1995, and consisted of an unsecured note payable which bore interest at an annual rate of 12%, payable monthly, with the principal paid on March 1, 1996.

      Advances from the Federal Home Loan Bank of Atlanta with initial maturities of more than one year totaled $2,716,000 at September 30, 1996, and $2,729,000 at December 31, 1995. The advances are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences and bear interest at rates ranging from 3.50% to 8.30%, payable monthly, with principal due in various maturities beginning November 24, 1996.


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

Note 9.
      Supplementary Income Statement Information:

      The following is a breakdown of items included in "Other operating expenses" on the consolidated statements of income:

                                                         Three Months Ended   Nine Months Ended
                                                           September 30,        September 30,
                                                         ------------------   ------------------
                                                           1996      1995       1996      1995
                                                         --------  --------   --------  --------
                                                                    (In thousands)
Other operating expenses:
  Data processing fees and software expense              $  2,234  $  1,280   $  5,791  $  3,719
  Marketing and business development                        1,234     1,142      3,551     3,380
  Professional services                                     1,222       868      3,326     2,545
  Postage and delivery                                      1,126     1,040      3,164     2,963
  Printing, stationery, and supplies                          986       904      2,852     2,947
  Telephone expense                                           962       804      2,749     2,185
  FDIC deposit insurance premiums                             962       (61)     1,173     3,465
  Noncredit losses                                            955       356      1,418       860
  Amortization of goodwill and other intangible assets        637       815      1,917     1,407
  Travel expense                                              538       484      1,525     1,416
  Insurance and taxes, other than taxes on income             330       375      1,016     1,156
  Amortization of capitalized mortgage servicing rights       261       175        720       472
  Donations                                                    97        76        309       239
  Other expenses                                            1,014       972      3,541     2,888
                                                         --------  --------   --------  --------
       Total other operating expenses                    $ 12,558  $  9,230   $ 33,052  $ 29,642
                                                         ========  ========   ========  ========


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

     On May 19, 1995, UCB's North Carolina subsidiary bank acquired the deposits and certain other assets of twelve North Carolina bank branches from another financial institution. At the date of the acquisition, the acquired branches had $26.8 million in loans and $178.7 million in deposits. Subsequent to the acquisition, two of the branches not located in existing UCB markets were sold to two commercial banks. These branches had $4.8 million in loans and $32.6 million in deposits when sold. A premium of $10.1 million was paid on the assumed deposit base of the branches retained.

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

      On August 30, 1996, UCB issued 37,123 shares of common stock to consummate the merger with Tomlinson Insurors, Inc. a general insurance agency in Fayetteville, North Carolina. Total assets of $361,000 were acquired in the transaction. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.

Note 14.
       Subsequent Event:

      On November 1, 1996, UCB executed a definitive merger agreement with Southern National Corporation headquartered in Winston-Salem, North Carolina. The transaction will be accounted for as a pooling of interests in which UCB shareholders will receive 1.135 shares of Southern National common stock for each share of UCB common stock held. The merger, which is subject to approval by the shareholders of both companies as well as by federal and state banking regulators, is expected to be completed by the second quarter of 1997.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Nine Months Ended September 30, 1996, Compared to 1995

Summary

         Net income totaled $35,229,000 for the nine months ended September 30, 1996, an increase of 1.1% over the $34,831,000 earned in 1995. On a per share basis, net income amounted to $1.46 per share for the first nine months of 1996, an increase of .7% over the $1.45 per share earned in the comparable period of 1995. The increase in 1996 earnings resulted from growth in net interest income and in noninterest income from the 1995 period. The increase in net interest income resulted from growth in average earning assets of 9.8% over the corresponding period of 1995. The majority of the increase in noninterest income resulted from increased service charges on deposits as well as increases in fees and commissions from nondeposit services including trust, mortgage banking, credit cards, and general insurance.
         The 1996 results included the effects of nonrecurring charges and expenses totaling $1,531,000, net of applicable income tax benefits, incurred in connection with completing the mergers with Seaboard Savings Bank and Triad Bank which were completed during the first quarter of the year. The current year's earnings were also affected by a special assessment by the Federal Deposit Insurance Corporation (FDIC) for the recapitalization of the Savings Association Insurance Fund (SAIF) which amounted to $815,000, or $489,000, net of applicable income tax benefits. Excluding the effects of these nonrecurring charges and expenses, on a pro forma basis, earnings for the first nine months of 1996 amounted to $37,249,000, or $1.54 per share, an increase of 6.8% over the operating earnings for the first nine months of 1995. Both mergers referred to above were accounted for as poolings-of-interests, and, accordingly, all financial data has been restated to include the accounts of Seaboard Savings Bank and Triad Bank for all periods presented.

Net Interest Income
         Net interest income increased $7,006,000, or 5.6%, for the nine months ended September 30, 1996, compared to the same period of 1995. This was the result of an increase of $345,306,000, or 9.8%, in the level of average earning assets with a decrease of .16% in the overall tax-equivalent yield, combined with an increase of $297,611,000, or 10.3%, in the average balance of interest-bearing liabilities with an increase of .04% in the average rate paid.
         The net tax-equivalent yield on earning assets decreased to 4.61% on an annualized basis in the first nine months of 1996 from 4.82% in the same period of 1995. The continued competition for core deposits and changes in the mix of interest-bearing deposits to a higher percentage of certificates of deposit and a lower percentage of NOW, savings, and money market deposits have resulted in the average annualized rate paid on total interest-bearing deposits increasing by .05% in the first nine months of 1996 compared to 1995. Reductions in the prime lending rate and a highly competitive lending market have resulted in the annualized yield on average earning assets decreasing by .16% in the first three quarters of 1996 compared to the 1995 measurement period. In addition, an increase in the percentage of earning assets funded by interest-bearing liabilities from the prior year and a change in the mix of earning assets from loans to securities and short-term investments both had adverse effects on the net tax-equivalent yield on earning assets in 1996 as compared to 1995. The percentage of average earning assets funded by interest-bearing liabilities increased to 82.71% in the first nine months of 1996 from 82.37% in the comparable period of 1995 while the percentage of average earning assets comprised of loans declined to 75.95% for the nine months ended September 30, 1996, compared to 76.79% the prior year.
         For the nine months ended September 30, 1996, interest income from loans increased $11,973,000, or 6.3%, over the first three quarters of 1995. This was due to an increase of $232,760,000, or 8.6%, in average loans outstanding as the annualized tax-equivalent yield on average loans declined to 9.16% from 9.37% in 1995. The decrease in the yield on the loan portfolio for 1996 was primarily the result of a lower prevailing prime lending rate which averaged 8.28% during the first nine months of 1996 compared to 8.86% in the first three quarters of 1995.
         Interest income from investment securities and securities available for sale for the first three quarters of 1996 increased $8,569,000, or 28.7%, from the corresponding period of 1995. This was due to an increase in the annualized tax-equivalent yield on the aggregate portfolio to 6.15% from 5.94% a year earlier, primarily due to higher rates earned on U.S. government securities, and an increase in the aggregate average balance of investment securities and securities available for sale of $156,055,000, or 22.1%, from the nine month period of 1995.
         Interest income from federal funds sold and other short-term investments totaled $2,661,000 in the first nine months of 1996, a decrease of $2,324,000 from the same period of 1995. This was the result of a decrease of $43,509,000 in the average balances invested and a decline in the average yield to 5.32% for the first three quarters of 1996 from 6.04% in 1995.
         Interest expense on deposits increased $12,047,000, or 12.5% in the nine months ended September 30, 1996, compared to 1995. The average balance of total interest-bearing deposits increased $311,453,000, or 10.9%, in the first three quarters of 1996 compared to 1995. This was the result of an increase of $172,265,000, or 13.8%, in the average balances of certificates of deposit less than $100,000 and an increase of $126,448,000, or 9.2%, in the average balances of NOW, savings, money market accounts, and other time deposits. Certificates of deposit of $100,000 or more increased $12,740,000, or 5.8%, compared to the prior year. Certificates of deposit less than $100,000 as a percentage of total interest-bearing deposits increased to 45.0% during the nine months ended September 30, 1996, from 43.9% in the first three quarters of 1995. The change in the mix of deposits coupled with active competition for deposits in general combined to increase the average annualized rate paid on total interest-bearing deposits to 4.59% for the first nine months of 1996 from 4.54% in the same period of 1995.
         The average annualized interest rate paid on borrowings during the first three quarters of 1996 decreased to 5.13% from 5.88% in 1995, principally due to a decrease in rates paid on Federal funds purchased and securities sold under agreement to repurchase. The average balances of borrowed funds decreased by $13,842,000 in the first nine months of 1996 from the corresponding period of 1995.

Provision and Reserve for Credit Losses
         The provision for credit losses amounted to $6,000,000 for the nine months ended September 30, 1996, compared to $4,558,000 in 1995. Net credit losses amounted to $3,627,000, or .16% of average loans outstanding, on an annualized basis, in the first nine months of 1996 compared to $2,729,000, or
 .13% of average loans outstanding, on an annualized basis,
for the comparable period of 1995. The increase in net credit losses resulted primarily from an increase in losses on consumer loans.
         Nonperforming assets (foreclosed assets, nonaccrual loans, and restructured loans) totaled $11,551,000, or .38% of loans and foreclosed assets, at September 30, 1996, compared to $11,637,000, or .41% of loans and foreclosed assets, at December 31, 1995. Loans 90 days or more past due that continue to accrue interest totaled $6,388,000 at September 30, 1996, compared to $5,554,000 at December 31, 1995.
         At September 30, 1996, the recorded investment in loans that are considered impaired under FAS 114 was $2,769,000, all of which were on a nonaccrual basis. Included in this amount was $2,566,000 of impaired loans for which $550,000 of the reserve for credit losses was assigned. The average recorded investment during the first nine months of 1996 in loans classified as impaired at September 30, 1996, was approximately $2,857,000. For the nine months ended September 30, 1996, UCB recognized interest income on these impaired loans of $23,000 using the cash basis of accounting.
         In addition to the nonperforming and problem assets described above, which included loans considered impaired under FAS 114, UCB had loans to various borrowers totaling approximately $9,151,000 at September 30, 1996, for which management has serious concerns regarding the ability of the borrowers to continue to comply with present loan repayment terms which could result in some or all of these loans becoming classified as problem assets. These concerns resulted from various credit considerations, including the financial position, operating results and cash flow of the borrowers, and the current estimated fair value of the underlying collateral.

         The reserve for credit losses amounted to $45,837,000, or 1.49% of loans outstanding, at September 30, 1996, compared to $43,464,000, or 1.54% of loans outstanding, at December 31, 1995. In determining the level of the reserve for credit losses, management takes into consideration loan volumes and outstandings, loan loss experience, delinquency trends, risk ratings assigned to nonconsumer loans, identified problem loans, the present and expected economic conditions in general, and, in particular, how such conditions relate to UCB. In management's opinion, UCB's reserve for credit losses was adequate to absorb losses from the loan portfolio at September 30, 1996; however, adverse changes in the economic conditions in UCB's market area could lead to a decline in the overall quality of the loan portfolio and necessitate future additions to the reserve for credit losses. Also, examiners from bank regulatory agencies periodically review UCB's loan portfolio and may require the corporation to charge off loans and/or increase the reserve for credit losses to reflect their assessment of the collectibility of loans in the portfolio based on information available to them at the time of their examination.

Noninterest Income and Expense
         Total noninterest income increased $3,678,000, or 10.6%, in the first nine months of 1996 over the same period of 1995. Service charges on deposit accounts increased $989,000, or 5.6%, principally due to increased business volume and price increases for certain deposit services. Other service charges, commissions, and fees increased $2,987,000 to $19,084,000 during the first three quarters of 1996 primarily due to increases in trust revenues, insurance commissions, fees for the use of automated teller machines, fees from issuance and usage of credit and debit cards, and mortgage banking fees. Trust revenues increased $495,000, or 12.9%, primarily due to growth in the number of managed trust accounts as well as increases in pricing on certain trust services. Commissions from the general insurance agency operations increased $550,000, or 20.4%, primarily as the result of the merger with an insurance agency in Wilmington, North Carolina, in April 1995 and an agency in Fayetteville, North Carolina, in August 1996. Fees collected for the use of UCB's automated teller machines by depositors of other institutions increased $122,000, or 13.4%, due to increased transaction volume. Bankcard merchant discount and fees increased $434,000, or 21.4%, due to higher volumes of credit cards issued and merchant transactions processed. The implementation of a consumer debit card program in November 1995 produced $450,000 in merchant discounts and $136,000 in fees from cardholders during the first nine months of 1996. Mortgage banking fees increased $585,000, or 19.7%, due to an increase in loan originations.
         Net gains on sales of mortgage loans into the secondary market amounted to $552,000 in the nine-month period of 1996 compared to $472,000 a year ago. Included in these amounts were gains recorded as a result of the April 1995 adoption of the provisions of Financial Accounting Standards No. 122 (FAS 122) totaling $741,000 in 1996 and $328,000 in 1995.
         Losses on the sale of securities totaled $134,000 in the nine months ended September 30, 1996, compared to gains of $7,000 in the same period of 1995. The 1996 amount includes $198,000 in losses related to the disposition of certain securities obtained in the previously mentioned merger with Triad Bank. These securities, which consisted of structured notes and other investments with derivative features, did not comply with UCB's investment policy and were therefore reclassified from investment securities to available for sale securities and written down to the then current market value at the merger date. These securities were actually sold during the second quarter of 1996. Losses on the disposition of fixed assets totaled $422,000 during the first three quarters of 1996 compared to losses of $77,000 in the similar period of 1995. The 1996 loss included $568,000 in write-downs on fixed assets rendered obsolete or redundant as a result of the two mergers completed during the first quarter.
         Total noninterest expenses increased $8,924,000, or 8.8%, in the nine months ended September 30, 1996, compared to the same period of 1995. Total personnel expense increased $5,601,000, or 9.6%, in the nine-month period of 1996 compared to 1995. Regular and part-time salaries increased by $2,429,000, or 5.6%, in the first nine months of 1996 due to increases in base compensation and an increase of 50, or 2.7%, in the average number of full-time equivalent employees. The increase in the average number of full-time equivalent employees was principally due to the purchase of twelve branch offices from another financial institution in May 1995 and the acquisitions of the Wilmington and Fayetteville insurance agencies. Other compensation expense increased $1,175,000, or 100.8%, due in large measure to nonrecurring charges totaling $860,000 incurred in connection with completing the two mergers during the first quarter of 1996.
         Occupancy expense increased $179,000, or 2.4%, during the first nine months of 1996 as compared to 1995. Rental expense increased $127,000, or 5.3%, and repairs and maintenance expense increased $105,000, or 6.8%. These cost increases were principally due to the increase in branch locations and insurance agency offices from the prior year.
          Equipment expense decreased $266,000, or 4.9%, for the first half of 1996 as compared to the same period of 1995. Depreciation expense declined $216,000, or 7.9%, primarily due to a merchandising display system utilized in the branch offices becoming fully depreciated during the second half of 1995 and the elimination of computer equipment previously utilized by Seaboard Savings Bank. Equipment rental expense decreased $38,000, or 11.2%, due to the purchase during 1996 of computer equipment which had previously been leased.
         Other operating expenses increased $3,410,000, or 11.5%, during the first nine months of 1996 as compared to 1995. The most significant factor affecting other operating expenses was a decline of $2,292,000, or 66.2%, in deposit insurance premiums from the nine-month period of 1995. This was due to a reduction in the assessment rate from $.23 to $.04 effective September 1, 1995, and a subsequent reduction to virtually zero on nonthrift deposits effective January 1, 1996. This reduction was partially offset by the special assessment by the FDIC previously mentioned for the recapitalization of the SAIF. Marketing and business development expenses increased $171,000, or 5.3%, primarily due to increased advertising related to campaigns designed to increase installment loan volume and deposit balances. Professional services expense for the first nine months of 1996 increased $780,000, or 30.6%. The current year's professional services included expenses applicable to UCB's acquisitions by merger of Seaboard Savings Bank and Triad Bank and the Fayetteville insurance agency totaling $262,000 and approximately $487,000 for system wide training for a new central computer software applications system. The 1995 expenses were reduced by legal fees refunded in a bankruptcy proceeding involving a former customer.
         Outside data processing fees increased $2,072,000, or 45.2%, compared to 1995 primarily due to increased software amortization expense ($1,481,000, or 153.2% increase), increased software maintenance costs ($196,000, or 36.4%), and processing expenses related to the consumer debit card transaction program
referred  to  previously   ($289,000   increase).   The
increases in software amortization and software maintenance costs principally relate to the replacement of mainframe applications software.
         The   amortization  of  capitalized   mortgage  loan  servicing  rights
increased $248,000, or 52.5%, from the prior year due primarily to the capitalization of originated servicing rights beginning April 1, 1995, as previously discussed. Telephone expense increased $564,000, or 25.8%, as a result of increased use of the automated voice response customer service system and the introduction in 1995 of a staffed bank-by-phone customer service department, both of which are accessed by customers utilizing toll-free telephone numbers. Amortization of deposit base premiums increased to $508,000, or 57.3% as the result of the May 1995 branch purchases referred to previously. Increases in other categories of noninterest expenses were generally the result of increases in the costs related to purchased services.

Income Tax Provision
         The provision for income tax decreased $80,000 in the nine months ended September 30, 1996, compared to the corresponding period of 1995. The decrease in the income tax provision was principally the net result of an increase of $374,000 in tax-exempt income which offset an increase of $183,000 in nondeductible merger related expenses.
         The effective income tax rate on income before taxes is lower than the combined statutory federal and state rates primarily because interest earned on investments in debt instruments of states, counties, and municipalities is exempt from federal income tax and may be exempt from state income tax. Substantially all income earned on securities of the United States government or its agencies is exempt from state income taxes.

Results of Operations - Three Months Ended September 30, 1996, Compared to 1995

Summary
         Net income for the three months ended September 30, 1996, amounted to $12,049,000, or $.50 per share, compared to $13,095,000, or $.55 per share, for the third quarter of 1995. The 1996 operating results represent a decrease of $1,046,000, or 8.0%, from the third quarter of 1995 (9.1% decrease in earnings per share). The decrease in earnings was primarily the result of an increase in the provision for credit losses as a result of continued growth in loans, the previously mentioned special assessment by the FDIC, and costs associated with the implementation of a new central computer software applications system.

Net Interest Income
         Net interest income increased $3,006,000 (7.0%) in the third quarter of 1996 compared to 1995. This was the net result of an increase of $251,872,000 (6.8%) in the average level of earning assets, a decrease of .08% in the annualized tax-equivalent yield on earning assets, combined with an increase of $205,165,000 (6.7%) in the average balance of interest-bearing liabilities, and a decrease of .09% in the average annualized rate paid on interest-bearing liabilities. The annualized tax-equivalent net interest yield on average earning assets was 4.63% in the third quarter of both 1996 and 1995.

Provision for Credit Losses
         The provision for credit losses increased $823,000 (76.4%) to $1,900,000 in the third quarter of 1996 compared to 1995. The increase was principally due to growth in loans outstanding compared to the prior year. Net credit losses for the three months ended September 30, 1996, were $1,275,000, or .17% of average loans on an annualized basis, compared to $1,300,000, or .18% of average loans, on an annualized basis in 1995.

Noninterest Income and Expense
         Noninterest income increased $859,000 (6.9%) during the third quarter of 1996 compared to 1995. Service charges on deposit accounts increased $89,000 (1.5%) over the prior year due to increased business volume. Fees received on credit cards and discounts from clearing merchant's credit card receipts increased $74,000, or 8.9%, as the result of higher volumes of credit cards issued and merchant transactions processed. The consumer debit card program discussed previously added $236,000 in merchant discount and cardholder fees. Gains on the origination of mortgage loans for sale in the secondary market amounted to $210,000 in the third quarter of 1996, compared to gains of $263,000 realized in the same period of 1995. The gains in 1996 include $194,000 recorded as a result of the adoption of the provisions of FAS 122 compared to $249,000 in the third quarter of 1995.
     Total noninterest expense increased $4,932,000 (14.7%) during the three months ended September 30, 1996, compared to 1995. Deposit insurance premiums amounted to $962,000 for the third quarter of 1996, $815,000 of which relate to the special assessment previously discussed. This compares to a net credit of $61,000 in 1995 resulting from the reduction in the assessment rate from $.23 to $.04 per $100 of deposits that was adopted by the FDIC in September 1995 retroactive to June 1, 1995. Changes in other categories of expenses were mainly the result of those factors covered in the nine-month discussion.

Financial Condition
         The financial condition of the Corporation, with respect to liquidity and dividends at September 30, 1996, has not changed significantly since December 31, 1995. At September 30, 1996, stockholders' equity amounted to 7.82% of total assets compared to 8.00% at December 31, 1995. At September 30, 1996, UCB had a ratio of core capital to weighted risk assets of approximately 11.29% and a ratio of total capital to weighted risk assets of approximately 12.54%, computed using the Federal Reserve guidelines for risk-based capital requirements, and a ratio of quarter-end core capital to average total assets for the three months ended September 30, 1996, of 7.84%.
         On an annualized basis, net income as a percentage of average stockholders' equity amounted to 14.27% for the first nine months of 1996 compared to 15.74% for the same period of 1995. Cash dividends declared represented 36.27% of net income in the first three quarters of 1996 compared to 30.67% for the nine months ended September 30, 1995.
         At September 30, 1996, UCB owned debt securities that had not been rated by a rating agency with a book value of $1,404,000. In addition, debt securities with a book value of $152,000 were owned at September 30, 1996, that had less than investment grade ratings. Included in the unrated securities were bonds with a book value of $1,352,000 that are collateralized by U.S. government securities. Substantially all of these investments were securities issued by municipalities located within UCB's market area. It is management's opinion that no more than a normal risk of loss exists on these securities.

Accounting and Regulatory Issues
         In March 1995, the FASB issued Financial Accounting Standards No. 121 (FAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value less costs to sell. UCB adopted FAS 121 on January 1, 1996, with no material effect on the consolidated financial statements.
         In October 1995, the FASB issued Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation cost would be shown as an expense on the income statement. Companies may choose to continue to measure compensation for stock-based plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Entities electing to continue the accounting prescribed in APB 25 will be required to disclose in the notes to the financial statements what net income and earnings per share would have been if the fair value based method of accounting defined in FAS 123 had been applied. UCB adopted FAS 123 on January 1, 1996, and elected to continue to measure compensation cost using APB
25. UCB will make any appropriate disclosures in the consolidated financial statements for the year ending December 31, 1996, of net income and earnings per share as if the fair value-based method of accounting defined in FAS 123 had been applied. Management has not yet quantified these pro forma disclosures.
         In September 1996, the FASB issued Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes accounting standards for determining when a liability should be considered extinguished through the transfer of assets to a creditor or setting aside assets dedicated to eventually settling a liability. The statement provides conditions for determining if a transferor has surrendered control over transferred financial assets and requirements for derecognizing a liability when it is extinguished. The statement also requires the recognition of either a servicing asset or a servicing liability when an entity undertakes an obligation to service financial assets. Such servicing assets or liabilities shall be amortized in proportion to and over the period of the estimated net servicing income or loss, as appropriate. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, to be only applied on a prospective basis. The application of FAS 125 is not anticipated to have a material impact on UCB's financial condition or results of operations.

     The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB, and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of any proposed statements on the corporation's consolidated financial statements and monitors the status of any changes to issued exposure drafts and to proposed effective dates.

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



                     UNITED CAROLINA BANCSHARES CORPORATION



November 13, 1996                      By /s/John F. Watson
                                             --------------------------
                                             John F. Watson
                                             Controller



November 13, 1996                      By /s/Ronald C. Monger
                                             --------------------------
                                             Ronald C. Monger
                                             Executive Vice President &
                                             Chief Financial Officer