Form 10-K
period 1996-12-31
UNITED CAROLINA BANCSHARES CORP
filed 1997-03-18
CIK 101090

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                                        EXHIBIT INDEX -- PAGE 68
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED]
For the fiscal year ended December 31, 1996
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]
For the transition period from          to
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
                                                              (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No
                                               ----        -----
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __________
     The aggregate market value of Registrant's Common Stock held by nonaffiliates of Registrant as of March 3, 1997, was $1,018,205,519.
     On March 3, 1997, there were 24,383,978 outstanding shares of Registrant's $4.00 par value common stock which is the only class of securities issued by Registrant.
                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of Registrant and Southern National Corporation's joint proxy statement/prospectus for the 1997 Annual Meeting of Shareholders (the "UCB Proxy Statement") filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated in Part III of this Report.
                                       1

                             CROSS REFERENCE INDEX

                                                                                                                   PAGE
PART I     Item 1      Business
                       Description of Business..............................................................             3-5
                       Statistical Information
                       Net Interest Income Analysis -- Tax-Equivalent Basis.................................              12
                       Net Interest Income and Volume/Rate Changes -- Tax-Equivalent Basis..................              13
                       Investment Portfolio.................................................................              41
                       Securities -- Maturity/Yield Schedule................................................              19
                       Types of Loans.......................................................................              22
                       Loan Maturities......................................................................              22
                       Interest Sensitivity.................................................................              29
                       Loan Loss Experience.................................................................              25
                       Average Deposits.....................................................................              27
                       Maturity Distribution of Large Denomination Time Deposits............................              29
                       Return on Equity and Assets..........................................................              31
                       Short-Term Borrowings................................................................               9
           Item 1(a)   Executive Officers of Registrant.....................................................               5
           Item 2      Properties...........................................................................               6
           Item 3      Legal Proceedings....................................................................               6
           Item 4      Submission of Matters to a Vote of Security Holders..................................               6
PART II    Item 5      Market for the Registrant's Common Stock and Related Stockholder Matters.............               7
           Item 6      Selected Financial Data..............................................................               9
           Item 7      Management's Discussion and Analysis of Financial Condition and
                       Results of Operations................................................................            9-33
           Item 8      Financial Statements and Supplementary Data
                       Consolidated Balance Sheets at December 31, 1996 and 1995............................              34
                       Consolidated Statements of Income for each of the years in the three-year period
                            ended December 31, 1996.........................................................              35
                       Consolidated Statements of Stockholders' Equity for each of the years in the
                            three-year period ended December 31, 1996.......................................              36
                       Consolidated Statements of Cash Flows for each of the years in the three-year period
                            ended December 31, 1996.........................................................              37
                       Notes to Consolidated Financial Statements...........................................           38-64
                       Independent Auditors' Report.........................................................              65
                       Quarterly Financial Summary for 1996 and 1995........................................           60-61
           Item 9      Changes In and Disagreements with Accountants on Accounting and
                       Financial Disclosure.................................................................               7
PART III   Item 10     Directors and Executive Officers of the Registrant...................................               8
           Item 11     Executive Compensation...............................................................               8
           Item 12     Security Ownership of Certain Beneficial Owners and Management.......................               8
           Item 13     Certain Relationships and Related Transactions.......................................               8
PART IV    Item 14     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................              66
                       (a)(1) Financial Statements (See Item 8 for reference)
                       (2) Financial Statement Schedules (Not applicable)
                       (3) Exhibits
                       (b)   Reports on Form 8-K
Exhibit Index...............................................................................................              68

                                       2

                            DESCRIPTION OF BUSINESS
REGISTRANT
     United Carolina Bancshares Corporation ("UCB") is a North Carolina bank holding company which was incorporated in 1969. UCB's primary business is the ownership of the capital stock and promotion of the general business and development of its two wholly-owned bank subsidiaries, United Carolina Bank and United Carolina Bank of South Carolina. UCB's operating revenue and net income are derived primarily from its bank subsidiaries through the payment of dividends and service fees. At December 31, 1996, UCB and its subsidiaries had consolidated total assets of $4.49 billion and total shareholders' equity of $350.47 million.
BANK SUBSIDIARIES
     United Carolina Bank is a federally-insured, state-chartered, nonmember commercial bank headquartered in Whiteville, North Carolina. The Bank was chartered in 1981 in connection with the consolidation of two wholly-owned subsidiary banks of UCB which had been in continuous operation in North Carolina since 1926 and 1930, respectively. United Carolina Bank currently operates 139 banking offices in 81 communities which are located primarily in the eastern, central, and southern piedmont sections of North Carolina. United Carolina Bank provides commercial and consumer banking services, including deposit, lending, trust, investment, and related financial services, to the general public, other banks and financial institutions, and governmental units and agencies located in its geographic markets. United Carolina Bank, as agent, also provides insurance services and products, including bonds, and property and casualty insurance. The Bank has three wholly-owned subsidiaries: UCB Investor Services, Inc., United Premium Services, Inc., and Webster Street Corporation. UCB Investor Services, Inc. is a registered broker-dealer which provides brokerage services to the general public in both North and South Carolina. All securities orders are taken by UCB Investor Services on an agency basis for commission, and all executions and clearings of securities sales are handled by an unaffiliated brokerage firm as correspondent for UCB Investor Services. United Premium Services, Inc. provides insurance premium financing to the general public, and Webster Street Corporation is a Delaware-chartered investment holding company which holds investment grade securities. At December 31, 1996, United Carolina Bank had total assets of $4.08 billion, loans of $2.88 billion, and total equity capital of $302.5 million.
     United Carolina Bank of South Carolina is a federally-insured, state-chartered, nonmember commercial bank headquartered in Greer, South Carolina, which operates 16 banking offices in 8 communities located in Greenville, Spartanburg, and Horry counties, South Carolina. The Bank was organized in 1986 in connection with UCB's acquisition by merger of the Bank of Greer which had been in continuous operation since 1925. United Carolina Bank of South Carolina provides commercial and consumer banking services, including deposit, lending, trust, investment, and related financial services, to the general public in its geographic markets. The Bank has one wholly-owned subsidiary, Investor Services, Inc., which contracts with UCB Investor Services, Inc. to provide network brokerage services through the Bank to the general public in South Carolina. At December 31, 1996, United Carolina Bank of South Carolina had total assets of $386.8 million, loans of $265.6 million, and equity capital of $26.6 million.
NONBANK SUBSIDIARIES
     UCB has one nonbank subsidiary, UCB Facilities Corporation, which provides building contractor services to UCB and its subsidiaries. UCB Facilities Corporation is not a "significant subsidiary" as defined in the accounting rules of the Securities and Exchange Commission.
RECENT DEVELOPMENTS
     On November 1, 1996, Southern National Corporation ("SNC") and UCB entered into an Agreement and Plan of Reorganization (the "Agreement"), as amended and restated, pursuant to which UCB will be merged with and into SNC, and SNC will be the surviving corporation. The Boards of Directors of UCB and SNC separately approved the Agreement and the merger transaction contemplated thereby on November 1, 1996. Upon consummation of the merger, each share of the common stock of UCB (excluding shares held by any dissenting shareholders) issued and outstanding at the effective time of the merger (as described in the Agreement) will be converted into and exchanged for 1.135 shares (subject to possible upward adjustment) of the common stock of SNC. The merger is intended to constitute a tax-free transaction under the Internal Revenue Code of 1986, as amended, and be accounted for as a pooling-of-interests. Consummation of the merger, which is expected to occur near the middle of 1997, is subject to various conditions, including, without limitation, approval by the shareholders of UCB and SNC and receipt of all regulatory approvals required in connection with the transactions contemplated by the Agreement. As soon as practicable following the merger, United Carolina Bank and United Carolina Bank of
                                       3

South Carolina will be merged with and into the bank subsidiaries of SNC operating in North Carolina and South Carolina, respectively, with the SNC bank subsidiaries being the surviving bank subsidiaries in each case.
     On August 30, 1996, Tomlinson Insurors, Inc., a general insurance agency located in Fayetteville, North Carolina, merged into UCB's North Carolina bank subsidiary, United Carolina Bank. UCB issued 37,123 shares of its common stock to consummate the merger with Tomlinson.
     Effective March 29, 1996, UCB consummated a merger with Triad Bank headquartered in Greensboro, North Carolina. Triad Bank, which merged into United Carolina Bank, had 13 branch offices with $207.4 million in total assets and $188.1 million in total deposits on the effective date of the merger. Under the terms of the merger agreement, UCB exchanged 1,595,125 shares of its common stock for all of the outstanding shares of Triad common stock.
     Effective January 25, 1996, UCB consummated a merger with Seaboard Savings Bank, Inc., headquartered in Plymouth, North Carolina. Seaboard Savings, which merged into United Carolina Bank, had three branch offices with $46.3 million in total assets and $40.7 million in total deposits on the effective date of the merger. Under the terms of the merger agreement, UCB exchanged 418,641 shares of its common stock for all of the outstanding shares of Seaboard common stock. EMPLOYEES
     As of January 31, 1997, UCB and its subsidiaries employed a total of 1,232 full-time and 900 part-time employees.
SUPERVISION AND REGULATION
     As a registered bank holding company, UCB is subject to supervision and regulation by the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956 and by the North Carolina Commissioner of Banks under the North Carolina Bank Holding Company Act of 1984. As a publicly traded company, UCB is required to file periodic reports under the Securities Exchange Act of 1934 and is therefore subject to supervision and regulation by the Securities and Exchange Commission. UCB's bank subsidiaries operate under the jurisdiction of the Federal Deposit Insurance Corporation and the banking commissions of their respective states of incorporation, and are subject to the laws administered by those authorities and the rules and regulations promulgated thereunder.
     Banking is a business which is pervasively affected by state and federal regulation. While some deregulation has been realized in recent years, the operational and financial burden of compliance with banking laws and regulations continues to be a significant factor for UCB's bank subsidiaries and the banking industry in general.
INTERSTATE BANKING
     The North Carolina Reciprocal Interstate Banking Act permits any out-of-state bank holding company in the United States, with the approval of the North Carolina Commissioner of Banks and appropriate federal regulators, to acquire a North Carolina bank holding company or a North Carolina bank to the same extent that the home state of the acquiror permits a North Carolina bank holding company to acquire a bank or bank holding company in that state. The North Carolina Interstate Branching Act permits any out-of-state bank, with the approval of the North Carolina Commissioner of Banks and appropriate federal regulators, to establish a branch banking office within North Carolina either by DE NOVO entry; the purchase of an existing branch office; the purchase of all or substantially all of the assets of a North Carolina bank; or, merger or consolidation.
     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 enacted by the U.S. Congress permits a bank holding company to acquire banks located in any state beginning September 29, 1995; commencing June 1, 1997, banks will be permitted to merge across state lines (thereby creating interstate branches), except where the home state of a bank has enacted a law opting out of interstate bank mergers; commencing June 1, 1997, banks will be permitted to branch DE NOVO into any state in which the bank does not already have a branch if the state has enacted a law opting in for the purpose of DE NOVO interstate bank branching; and, commencing September 29, 1995, banks may receive deposits, renew time deposits, close loans, service loans, and receive payments on loans and other obligations as agent for any bank or thrift affiliate, whether the affiliate is located in a different state or the same state as the agent bank. GOVERNMENT MONETARY POLICY AND ECONOMIC CONTROLS
     As a bank holding company whose primary asset is the ownership of the capital stock of its subsidiary banks, UCB is directly affected by government monetary and fiscal policy and by regulatory measures affecting the banking industry and the economy in general. The Federal Reserve has broad powers to expand and contract the supply of money and credit. Among
                                       4
the instruments of monetary policy used by the Federal Reserve to implement its objectives are: open market operations in U.S. government securities; changes in the discount rate on bank borrowings; and, changes in the reserve requirements on bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments, and deposits, and also affect interest rates charged on loans or paid for deposits. UCB's subsidiary banks are not members of the Federal Reserve, but are subject to reserve requirements imposed on nonmember banks by the Federal Reserve. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
COMPETITION
     The banking laws of North Carolina and South Carolina allow statewide branching; therefore, commercial banking in the Carolinas is highly competitive. UCB's bank subsidiaries compete in many of their markets with larger banking organizations, which have broader geographic markets and higher lending limits and which can make more effective use of media advertising, support services, and electronic technology than UCB and its bank subsidiaries. The principal methods of competition among banks involve the periodic adjustment of interest rates paid on deposits and charged for loans, and service and convenience to the banking public.
     In addition, UCB's bank subsidiaries also compete in their respective market areas with other financial institutions, including savings and loan associations, credit unions, securities firms, insurance companies, leasing companies, finance companies, and loan production offices of out-of-state financial institutions.
     It is anticipated that the North Carolina Reciprocal Interstate Banking Act and Interstate Branching Act and the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 will lead to increased bank consolidation and competition in the Carolinas, but the extent and timing of such increased competition cannot be predicted.
                        EXECUTIVE OFFICERS OF REGISTRANT
     The names and ages of UCB's executive officers (designated by asterisk) and other significant employees of UCB, and their positions and offices held with UCB and/or its bank subsidiaries, are listed below.
     * E. Rhone Sasser, age 60, is Chairman of the Board (since April 1986) and Chief Executive Officer (since 1983) of UCB. Mr. Sasser is Chairman of the Executive Committee of UCB's Board and he has been a Director of UCB since 1981. Mr. Sasser also serves as: Chairman of the Board, Chief Executive Officer, and Chairman of the Executive Committee of United Carolina Bank; Chairman of the Board and member of the Executive Committee of United Carolina Bank of South Carolina; and Director of UCB Investor Services, Inc. He has been employed by UCB and United Carolina Bank or one of its predecessors for 29 years.
     * Kenneth L. Miller, Jr., age 50, is President of UCB and its subsidiary, United Carolina Bank (since July 1995). Prior to his appointment as President, Mr. Miller was Executive Vice President of UCB and United Carolina Bank, and was principally responsible for the administration of banking services in the Carolinas. He serves as a Director of United Carolina Bank of South Carolina and UCB Investor Services, Inc. Mr. Miller has been employed by UCB and United Carolina Bank for 15 years.
     * Jeff D. Etheridge, Jr., age 48, is Executive Vice President of UCB (since October 1986) and its subsidiary, United Carolina Bank (since July 1985). He has been employed by UCB and United Carolina Bank or one of its predecessors for 18 years. Mr. Etheridge is principally responsible for credit administration.
     * Ronald C. Monger, age 48, is Executive Vice President (since January
1992) and Chief Financial Officer (since January 1985) of UCB and its subsidiary, United Carolina Bank. He serves as a Director of UCB Investor Services, Inc. and Webster Street Corporation. Mr. Monger has been employed by UCB and United Carolina Bank or one of its predecessors for 20 years.
     * David L. Thomas, age 50, is Executive Vice President of UCB and its subsidiary, United Carolina Bank (since October 1986). He serves as a Director of UCB Investor Services, Inc. Mr. Thomas has been employed by UCB and United Carolina Bank for 15 years. He is principally responsible for the administration of trust and related nonbanking financial services.
                                       5

     * Thomas A. Nicholson, Jr., age 52, is Senior Vice President of UCB (since
1991) and its subsidiary, United Carolina Bank (since 1984). Mr. Nicholson has been employed by United Carolina Bank for 12 years. He is principally responsible for human resources administration and management of UCB's facilities.
     * Howard V. Hudson, Jr., age 51, is Secretary and General Counsel of UCB and its subsidiary, United Carolina Bank (since 1987). He also serves as Secretary of United Carolina Bank of South Carolina, and as a Director of UCB Investor Services, Inc. Mr. Hudson has been employed by United Carolina Bank for 16 years.
     Preston E. Davenport, Jr., age 48, is Executive Vice President of United Carolina Bank (since January 1994). He previously served as a Senior Vice President and Regional Banking Executive of United Carolina Bank for 6 years. Mr. Davenport has been employed by United Carolina Bank for 17 years. He is principally responsible for administration of banking services for United Carolina Bank.
     Each of the above-named officers holds his respective position and office with UCB or, as appropriate, with its bank subsidiary until the earlier of his annual re-election, the appointment of his successor, or his removal by the UCB or subsidiary's Board of Directors.
                                   PROPERTIES
     UCB's principal executive offices are located at 127 West Webster Street, Whiteville, North Carolina 28472 which also serve as the principal offices of United Carolina Bank and UCB Investor Services, Inc. The Whiteville executive office complex is owned by United Carolina Bank.
     As of February 27, 1997, UCB and its subsidiaries occupied a total of 173 buildings, of which 155 were used partly or wholly as deposit-taking branches. Of the occupied buildings, United Carolina Bank owns in fee 78 buildings, and United Carolina Bank of South Carolina owns in fee 6 buildings. The remaining buildings are leased by the bank subsidiaries from third parties. Financial information with respect to the real estate lease commitments of Registrant's bank subsidiaries is incorporated herein by reference from Note 11 on page 55 herein. All facilities owned or leased by UCB and its subsidiaries are considered by management to be adequate for the proper conduct of business. In addition to the improved properties referenced above, UCB's subsidiaries own or hold options on various parcels of unimproved realty for future expansion of business.
     Information with respect to mortgages on the properties described above is incorporated herein by reference from Note 7 on page 46 herein.
                               LEGAL PROCEEDINGS
     Various legal proceedings arising in the ordinary course of business are pending or threatened against UCB and its subsidiaries. In the opinion of management and its counsel, none of such pending or threatened legal proceedings will have a material adverse effect on the consolidated financial position, results of operations and/or liquidity of UCB and its subsidiaries.
              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of UCB's security holders through solicitation of proxies or otherwise during the fourth quarter of 1996.
                                       6

      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
     UCB common stock is traded on the NASDAQ National Market System under the trading symbol UCAR.
     The accompanying table sets forth the high and low per share prices of UCB common stock as reported by NASDAQ and cash dividends per share declared for the periods indicated. The per share prices reported represent actual transactions and do not include markups, markdowns, or commissions. All per share prices and dividends have been adjusted to reflect retroactively a 3-for-2 stock split effected in the form of a stock dividend declared January 17, 1996.

                                                         CASH
                              PRICE RANGE              DIVIDENDS
    QUARTER               HIGH            LOW          DECLARED
1996         4th       $ 40.38        $ 23.25          $.18
             3rd         24.50          21.25           .18
             2nd         24.75          21.75           .18
             1st         26.25          21.67           .18
1995         4th         26.00          22.50           .167
             3rd         24.50          20.17           .167
             2nd         20.67          19.33           .167
             1st         19.33          16.17           .146

     The approximate number of record holders of UCB common stock was 10,200 as of March 3, 1997, (UCB's record date for purposes of its 1997 Annual Meeting of Shareholders).
     UCB's ability to pay cash dividends is subject to statutory restrictions applicable to North Carolina business corporations in general. In this regard, UCB is prohibited by North Carolina law from making any distribution to shareholders, including the payment of cash dividends, which would render UCB insolvent or unable to meet its obligations as they become due in the ordinary course of business. Cash dividends from UCB's bank subsidiaries are the primary source of funds for the payment of UCB's cash dividends. United Carolina Bank is subject to certain statutory restrictions applicable to North Carolina banks requiring that cash dividends be paid only from undivided profits. United Carolina Bank of South Carolina is prohibited by South Carolina law from paying any dividend which would render the Bank insolvent or unable to meet its obligations as they come due. In addition, the payment of any proposed cash dividend by United Carolina Bank of South Carolina must be approved by the South Carolina State Board of Financial Institutions. At December 31, 1996, UCB's North Carolina bank subsidiary had retained earnings of $223.7 million legally available under North Carolina law for dividend payments. At December 31, 1996, UCB's South Carolina subsidiary bank had total stockholder's equity of $26.6 million. UCB's bank subsidiaries are also subject to capital guidelines promulgated pursuant to federal banking law which, in the event of a failure to meet minimum standards, could restrict dividend payment.
                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE
     During the two years preceding December 31, 1996, there has been no change in UCB's independent auditor. Further, there has been no disagreement between UCB and its independent auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would cause the auditor to make reference to such a matter in its report on UCB's financial statements.
                                       7

                 DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
     The following thirteen persons currently serve on UCB's Board of Directors:


E. Rhone Sasser
  Chairman of the Board and Chief Executive Officer of UCB and
  United Carolina Bank; Chairman of the Board of United
  Carolina Bank of South Carolina
J.W. Adams
  Retired bank executive
John V. Andrews
  President of Allvac
Russell M. Carter
  President of Atlantic Corporation of Wilmington, Inc.
W. Eugene Carter
  Owner of W.E. Carter Realty
Alfred E. Cleveland
  Attorney
James L. Cresimore
  Chairman of Allegiance Brokerage Co. and Smithfield
  Companies, Inc.
Thomas P. Dillon
  Business consultant
C. Frank Griffin
  Attorney
James C. High
  President of the News Reporter Company, Inc.
Jack E. Shaw
  Chief Executive Officer of Shaw Resources, Inc.
Harold B. Wells
  President of Wells Oldsmobile, Inc.
Charles M. Winston
  Chairman of the Board of Winston Hotels, Inc.

     Information concerning the directors' ages, business experience, positions and offices held with UCB, and term of office is incorporated herein by reference from the section entitled "Additional Matters Relating to the UCB Meeting -- Election of Directors" included in the UCB Proxy Statement.
     Reference is made to pages 5 and 6 herein for information concerning UCB's executive officers.
            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
     Information pertaining to compliance with Section 16(a) beneficial ownership reporting of UCB common stock by its directors, officers, and other persons subject to Section 16 of the Exchange Act during 1996 is incorporated herein by reference from the section entitled "Additional Matters Relating to the UCB Meeting -- Section 16(a) Beneficial Ownership Reporting Compliance" included in the UCB Proxy Statement.
                             EXECUTIVE COMPENSATION
     Information concerning (a) executive compensation and employment contracts is incorporated herein by reference from the sections entitled "Additional Matters Relating to the UCB Meeting -- Compensation of Executive Officers,"
" -- Long-Term Incentive Plan," and " -- Employment Contracts and Change in Control Agreements" included in the UCB Proxy Statement; (b) directors' compensation is incorporated herein by reference from the section entitled "Additional Matters Relating to the UCB Meeting -- Election of Directors" in the UCB Proxy Statement; and (c) compensation committee interlocks and insider participation in compensation decisions is incorporated herein by reference from the section entitled "Additional Matters Relating to the UCB
Meeting -- Compensation Committee Interlocks and Insider Participation" included in the UCB Proxy Statement.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information concerning the beneficial ownership of UCB common stock by its directors, director nominees, executive officers named in the Summary Compensation Table of the UCB Proxy Statement, all directors and executive officers as a group, and by persons known to UCB to be the beneficial owner of more than 5% of its common stock is incorporated herein by reference from the section entitled "Additional Matters Relating to the UCB Meeting -- Security Ownership" included in the UCB Proxy Statement.
                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Information concerning certain business relationships and transactions between UCB and certain of its directors and executive officers is incorporated herein by reference from the section entitled "Additional Matters Relating to the UCB Meeting -- Transactions with Officers and Directors" included in the UCB Proxy Statement.
                                       8

UNITED CAROLINA BANCSHARES CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis of Financial Condition and Results of Operations
EARNINGS OVERVIEW
     Net income for the year ended December 31, 1996, amounted to $45,204,000 compared to $46,047,000 in 1995 and $31,237,000 in 1994. Net income for 1996 decreased $843,000, or 1.8%, from 1995. Net income for 1995 represented an increase of $14,810,000, or 47.4%, over 1994 net income which included the cumulative effect of a required change in accounting for postemployment benefits. Before the cumulative effect of this change in accounting method, which amounted to $316,000, or $.02 per share, income for the year ended December 31, 1994, amounted to $31,553,000. As discussed more fully below, Seaboard Savings Bank and Triad Bank merged with UCB during 1996. These mergers were accounted for as poolings-of-interests, and, accordingly, all financial statements presented include the accounts of these two organizations.
TABLE 1.
SELECTED FINANCIAL DATA

                                                                                      Years Ended December 31,
                                                                           1996             1995          1994          1993
                                                                          (Dollars in thousands except per share amounts)
Summary of operations:
  Interest income.................................................   $        328,939    $  304,091    $  247,240    $  214,748
  Interest expense................................................            149,732       135,443        92,542        81,649
    Net interest income...........................................            179,207       168,648       154,698       133,099
  Provision for credit losses.....................................              8,850         7,292         3,549         5,271
    Net interest income after provision for credit losses.........            170,357       161,356       151,149       127,828
  Noninterest income..............................................             52,115        47,061        44,878        42,730
  Noninterest expenses, excluding restructuring charges...........            152,713       137,296       134,799       121,117
  Restructuring charges...........................................                 --            --        11,906            --
  Income before income taxes......................................             69,759        71,121        49,322        49,441
    Income tax provision..........................................             24,555        25,074        17,769        16,146
  Income before cumulative effects of changes in accounting
    methods.......................................................             45,204        46,047        31,553        33,295
    Cumulative effects of changes in accounting methods...........                 --            --          (316)        1,030
  Net income......................................................   $         45,204    $   46,047    $   31,237    $   34,325
  Per share data:
    Income before cumulative effects of changes in accounting
      methods.....................................................   $           1.87    $     1.91    $     1.32    $     1.45
    Net income....................................................   $           1.87    $     1.91    $     1.30    $     1.49
    Cash dividends declared.......................................   $            .72    $     .647    $      .56    $     .507
    Book value at end of year.....................................   $          14.41    $    13.39    $    11.77    $    11.33
Balance sheet data at year-end:
  Total assets....................................................   $      4,487,843    $4,037,518    $3,553,724    $3,342,388
  Total earning assets............................................          4,164,183     3,739,710     3,289,822     3,063,002
  Loans, net of unearned income...................................          3,149,697     2,826,987     2,568,012     2,359,901
  Total deposits..................................................          4,049,426     3,637,652     3,138,586     2,999,456
  Stockholders' equity............................................   $        350,469    $  323,148    $  282,598    $  269,839
Average balance sheet data:
  Total assets....................................................   $      4,216,461    $3,833,698    $3,403,729    $3,052,415
  Total earning assets............................................          3,944,737     3,583,222     3,169,734     2,830,698
  Loans, net of unearned income...................................          2,983,830     2,733,085     2,459,192     2,099,149
  Total deposits..................................................          3,799,831     3,441,657     3,025,209     2,714,442
  Stockholders' equity............................................   $        334,160    $  301,027    $  277,986    $  249,015
Performance ratios:
  Income before cumulative effects of changes in accounting
    methods as a percent of:
    Average stockholders' equity..................................              13.53%        15.30%        11.35%        13.37%
    Average total assets..........................................               1.07%         1.20%          .93%         1.09%
                                                                  Years Ended
                                                                  December 31,
                                                                      1992

Summary of operations:
  Interest income.................................................  $  218,485
  Interest expense................................................      94,388
    Net interest income...........................................     124,097
  Provision for credit losses.....................................      12,446
    Net interest income after provision for credit losses.........     111,651
  Noninterest income..............................................      39,777
  Noninterest expenses, excluding restructuring charges...........     109,808
  Restructuring charges...........................................          --
  Income before income taxes......................................      41,620
    Income tax provision..........................................      12,968
  Income before cumulative effects of changes in accounting
    methods.......................................................      28,652
    Cumulative effects of changes in accounting methods...........          --
  Net income......................................................  $   28,652
  Per share data:
    Income before cumulative effects of changes in accounting
      methods.....................................................  $     1.27
    Net income....................................................  $     1.27
    Cash dividends declared.......................................  $      .44
    Book value at end of year.....................................  $    10.39
Balance sheet data at year-end:
  Total assets....................................................  $2,971,124
  Total earning assets............................................   2,728,672
  Loans, net of unearned income...................................   1,959,425
  Total deposits..................................................   2,630,694
  Stockholders' equity............................................  $  234,897
Average balance sheet data:
  Total assets....................................................  $2,876,498
  Total earning assets............................................   2,666,291
  Loans, net of unearned income...................................   1,931,475
  Total deposits..................................................   2,565,490
  Stockholders' equity............................................  $  224,190
Performance ratios:
  Income before cumulative effects of changes in accounting
    methods as a percent of:
    Average stockholders' equity..................................       12.78%
    Average total assets..........................................        1.00%

     On a per share basis, net income amounted to $1.87 in 1996, a decline of 2.1% from the $1.91 per share earned in 1995. Net income per share in 1995 represented a 46.9% increase over the $1.30 per share earned in 1994. In addition to the cumulative effect of a change in accounting method referred to above, the 1994 results of operations included nonrecurring restructuring charges totaling $11,906,000, or $.32 per share after applicable income tax benefits, related to a staff reduction and branch consolidation program. Excluding the net effect of these charges, income per share before the cumulative effect of a change in accounting method for 1995 increased 16.5% over the 1994 results on a pro forma basis.
     The decrease in 1996 earnings compared to 1995 was principally due to charges and expenses incurred in connection with merger activities and costs related to the conversion of the central data processing applications systems which were of a nonrecurring nature. In 1996, growth in net interest income and noninterest income was more than offset by increases in the provision for credit losses and in noninterest expenses compared to the prior year. The increase in net interest income resulted from growth in average earning assets of 10.1% over 1995 while the increase in noninterest income was due to increased fees and commissions from nondeposit services. The increase in the provision for credit losses was the result of increased losses on consumer loans and an increase in the reserve for credit losses to reflect growth in the loan portfolio. The growth in noninterest expenses was the result of general growth and expansion in business together with nonrecurring expenses related to merger activity and costs associated with the data processing applications systems conversion referred to above.
     In addition to the above-mentioned effect of the restructuring charges on 1994 operating results, the primary factors contributing to the increase in 1995 earnings compared to 1994 was an 8.6% increase in tax-equivalent net interest income resulting from growth in average earning assets of 13.0% together with an increase of only 1.9% in noninterest expenses, excluding restructuring charges. In 1995, tax-equivalent net interest income increased $13,488,000 over 1994, and noninterest income increased $2,183,000, or 4.9%. The provision for credit losses increased $3,743,000 in 1995 from $3,549,000 in 1994 while noninterest expenses, excluding restructuring charges, were $2,497,000, or 1.9%, over the 1994 expenses.
MERGERS AND ACQUISITIONS
     On November 1, 1996, UCB entered into a definitive agreement to merge into Southern National Corporation ("SNC"), headquartered in Winston-Salem, North Carolina. Under the terms of the agreement, UCB shareholders will receive 1.135 shares (subject to possible upward adjustment) of SNC common stock for each share of UCB common stock owned. Concurrent with the execution of the agreement, UCB granted SNC an option to purchase up to 4,828,960 shares of UCB common stock, subject to adjustment, at an exercise price of $30.50 per share. The exercise of the option is permitted only upon the occurrence of certain events which generally relate to an actual or proposed acquisition of UCB by a third party or the acquisition by a third party of a significant interest in the equity of UCB. The merger, which is subject to shareholder and regulatory approval, is expected to be consummated near the middle of 1997.
     On August 30, 1996, UCB issued 37,123 shares of common stock to consummate the merger of Tomlinson Insurors, Inc., a general insurance agency in Fayetteville, North Carolina, into UCB's North Carolina subsidiary bank. Tomlinson Insurors had total assets of $361,000 at the date the merger was consummated. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.
     Effective March 29, 1996, UCB consummated a merger with Triad Bank headquartered in Greensboro, North Carolina. Triad Bank had 13 branch offices with $207.4 million in total assets and $188.1 million in total deposits at the merger date. Under the terms of the agreement, UCB exchanged 1,595,125 shares of common stock for all of the outstanding shares of Triad common stock. The merger was accounted for as a pooling-of-interests, and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts of Triad Bank for all periods presented.
                                       10

     Effective January 25, 1996, UCB consummated a merger with Seaboard Savings Bank, Inc., headquartered in Plymouth, North Carolina. Seaboard Savings Bank had three branch offices with $46.3 million in total assets and $40.7 million in total deposits at the merger date. Under the terms of the agreement, UCB exchanged 418,641 shares of common stock for all of the outstanding shares of Seaboard common stock. The merger was accounted for as a pooling-of-interests, and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts of Seaboard Savings Bank for all periods presented.
     On May 19, 1995, UCB's North Carolina subsidiary bank purchased 12 branch offices from subsidiaries of Southern National Corporation. As part of the transaction, UCB purchased $26.8 million in loans and assumed $178.7 million in deposits. Two of the branch offices acquired in the transaction were subsequently sold to third-party banks during the fourth quarter of 1995. The two divested branches in the aggregate had $4.8 million in loans and $32.6 million in deposits when sold. A premium of $10.1 million was paid for the assumed deposit base of the branches retained.
     On April 28, 1995, UCB issued 66,320 shares of common stock to consummate the merger of United Agencies, Inc., a general insurance agency located in Wilmington, North Carolina, into UCB's North Carolina subsidiary bank. United Agencies had total assets of $252,000 at the date the merger was consummated. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.
     Effective August 31, 1994, UCB consummated a merger with the Bank of Iredell, headquartered in Statesville, North Carolina. Bank of Iredell had five branch offices with $88.7 million in total assets and $80.4 million in total deposits at the merger date. UCB exchanged 963,004 shares of common stock for all of the outstanding shares of common stock of Bank of Iredell. The merger was accounted for as a pooling-of-interests, and, accordingly, all financial data has been restated to include the accounts of the Bank of Iredell for all periods presented.
     During 1994, two insurance agencies merged into UCB's North Carolina subsidiary bank. On March 31, 1994, UCB issued 41,614 shares of common stock to consummate the merger with Sanford Real Estate, Loan, & Insurance Company, a general insurance agency with offices in three North Carolina communities. Effective November 30, 1994, UCB issued 12,990 shares of common stock to complete the merger with Executive Insurance Company, Inc., a general insurance agency in Charlotte, North Carolina. Each of these transactions was accounted for as a pooling-of-interests; however, due to the immateriality of the size of the insurance agencies in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.
NET INTEREST INCOME
     Net interest income, on a fully taxable basis, amounted to $181,165,000 in 1996, $171,154,000 in 1995, and $157,666,000 in 1994. Tax-equivalent net interest income as a percentage of average earning assets amounted to 4.59% in 1996, 4.78% in 1995, and 4.97% in 1994. The major components of tax-equivalent net interest income for the three years ended December 31, 1996, are shown in Table 2.
                                       11

TABLE 2.
SELECTED AVERAGE BALANCES, TAX-EQUIVALENT NET INTEREST INCOME, AND AVERAGE RATES EARNED OR PAID

                                                                      Years Ended December 31,
                                                      1996                                    1995                      1994
                                                         INTEREST    AVERAGE                  Interest    Average
                                                          INCOME      RATE                     Income      Rate
                                         AVERAGE            OR       EARNED      Average         or       Earned      Average
                                         BALANCE        EXPENSE(1)   OR PAID     Balance     Expense(1)   or Paid     Balance
                                                                       (Dollars in thousands)
Assets:
  Earning assets:
    Loans, net of
      unearned income(2)...........  $      2,983,830    $272,576      9.14%    $2,733,085    $255,693      9.36%    $2,459,192
    Taxable securities.............           818,190      48,760      5.96        672,173      38,232      5.69        570,468
    Tax-exempt securities..........            53,971       4,820      8.93         64,761       5,918      9.14         88,253
    Federal funds sold and other
      short-term investments.......            88,746       4,741      5.34        113,203       6,754      5.97         51,821
        Total earning assets.......         3,944,737     330,897      8.39      3,583,222     306,597      8.56      3,169,734
  Other assets.....................           271,724                              250,476                              233,995
        Total assets...............  $      4,216,461                           $3,833,698                           $3,403,729
Liabilities and stockholders'
  equity:
  Interest-bearing liabilities:
    Interest-bearing deposits:
      NOW deposits.................  $        388,253       5,057      1.30     $  364,621       6,028      1.65     $  357,465
      Savings and money market
        deposits...................         1,007,897      37,851      3.76        913,497      34,883      3.82        890,979
      Certificates of deposit of
        $100,000 or more...........           254,079      14,378      5.66        216,674      12,409      5.73        184,113
      Other time deposits..........         1,573,686      90,458      5.75      1,408,556      79,300      5.63      1,078,217
        Total interest-bearing
          deposits.................         3,223,915     147,744      4.58      2,903,348     132,620      4.57      2,510,774
  Short-term borrowings............            35,938       1,823      5.07         45,373       2,653      5.85         71,405
  Long-term borrowings.............             2,811         165      5.87          2,885         170      5.89          2,427
        Total interest-bearing
          liabilities..............         3,262,664     149,732      4.59      2,951,606     135,443      4.59      2,584,606
  Demand deposits..................           575,916                              538,309                              514,435
  Other liabilities................            43,721                               42,756                               26,702
  Stockholders' equity.............           334,160                              301,027                              277,986
        Total liabilities and
          stockholders' equity.....  $      4,216,461                           $3,833,698                           $3,403,729
  Net interest income as a percent
    of total earning assets........  $      3,944,737    $181,165      4.59%    $3,583,222    $171,154      4.78%    $3,169,734
                                   Years Ended December 31,
                                            1994
                                      Interest    Average
                                       Income      Rate
                                         or       Earned
                                     Expense(1)   or Paid
Assets:
  Earning assets:
    Loans, net of
      unearned income(2)...........   $212,807      8.65%
    Taxable securities.............     27,318      4.79
    Tax-exempt securities..........      7,652      8.67
    Federal funds sold and other
      short-term investments.......      2,431      4.69
        Total earning assets.......    250,208      7.89
  Other assets.....................
        Total assets...............
Liabilities and stockholders'
  equity:
  Interest-bearing liabilities:
    Interest-bearing deposits:
      NOW deposits.................      6,265      1.75
      Savings and money market
        deposits...................     25,827      2.90
      Certificates of deposit of
        $100,000 or more...........      8,621      4.68
      Other time deposits..........     48,717      4.52
        Total interest-bearing
          deposits.................     89,430      3.56
  Short-term borrowings............      2,948      4.13
  Long-term borrowings.............        164      6.76
        Total interest-bearing
          liabilities..............     92,542      3.58
  Demand deposits..................
  Other liabilities................
  Stockholders' equity.............
        Total liabilities and
          stockholders' equity.....
  Net interest income as a percent
    of total earning assets........   $157,666      4.97%

(1) TAX-EQUIVALENT ADJUSTMENTS (BASED ON A 35% TAX RATE): 1996, $1,958,000; 1995, $2,506,000; AND 1994, $2,968,000.
(2) NONACCRUAL LOANS ARE INCLUDED IN LOANS, NET OF UNEARNED INCOME.
     The increase in tax-equivalent net interest income realized during 1996 was the result of a 10.1% increase in total average earning assets, as the net yield on earning assets declined to 4.59% in 1996 from 4.78% in 1995. Lower short-term interest rates together with a highly competitive lending market have resulted in the annualized yield on average earning assets decreasing by .17% in 1996 from 1995. In addition, an increase in the percentage of earning assets funded by interest-bearing liabilities from the prior year and a change in the mix of earning assets from loans to securities and short-term investments both had adverse effects on the net tax-equivalent yield on earning assets in 1996 as compared to 1995. Continued competition for core deposits and changes in the mix of interest-bearing deposits to a higher percentage of certificates of deposit and a lower percentage of NOW, savings, and money market deposits resulted in the average annualized rate paid on total interest-bearing deposits increasing by .01% during 1996 as compared to 1995. The percentage of average earning assets funded by interest-bearing liabilities increased to 82.71% in 1996 from 82.37% in 1995 while the percentage of average earning assets comprised of loans declined to 75.64% in 1996 compared to 76.27% the prior year.
                                       12

     The growth in tax-equivalent net interest income in 1995 compared to 1994 was primarily the result of a 13.0% increase in the volume of average earning assets, as the net yield on earning assets declined to 4.78% in 1995 from 4.97% in 1994. The decline in the net yield on earning assets was principally due to increased competition for core deposits and changes in the mix of interest-bearing deposits to a higher percentage of consumer certificates of deposit and a lower percentage of NOW, savings, and money market deposits. This resulted in the average rate paid on interest-bearing deposits increasing 1.01% in 1995 compared to 1994 while the yield on average earning assets increased
 .67% in the same period. The increase in the percentage of average earning assets funded by interest-bearing liabilities from the prior year and a change in the mix of average earning assets both had adverse effects on the net tax-equivalent yield on earning assets in 1995 as compared to the previous year. The percentage of average earning assets funded by interest-bearing liabilities increased to 82.37% in 1995 from 81.54% in 1994. For 1995, the percentage of average earning assets made up of loans declined to 76.27% from 77.58% in 1994 due in large part to the previously mentioned branch purchases during 1995. These branches accounted for $95.6 million in average earning assets for the year but only $23.1 million in average loans. Net interest income for 1995 was also aided by the rising interest rate environment during 1994 and 1995. Increases in the prime lending rate as well as higher yields on securities and short-term investments were principally responsible for the increase in the tax-equivalent yield on earning assets to 8.56% in 1995 from 7.89% in 1994. The effects on tax-equivalent net interest income from volume and rate changes are summarized in Table 3.
TABLE 3.
EFFECTS ON TAX-EQUIVALENT NET INTEREST INCOME FROM VOLUME AND RATE CHANGES

                                                                             Years Ended December 31,
                                                                         1996                               1995
                                                        CHANGES IN    CHANGES IN      TOTAL       Changes in    Changes in
                                                         AVERAGE       AVERAGE       INCREASE      Average       Average
                                                        VOLUME(1)      RATES(1)     (DECREASE)    Volume(1)      Rates(1)
                                                                                  (In thousands)
Interest income (tax-equivalent):
  Loans..............................................    $ 23,019      $ (6,136)     $ 16,883      $ 24,814      $ 18,072
  Taxable securities.................................       8,630         1,898        10,528         5,316         5,598
  Tax-exempt securities..............................        (967)         (131)       (1,098)       (2,128)          394
  Federal funds sold and other short-term
     investments.....................................      (1,357)         (656)       (2,013)        3,516           807
       Total interest income.........................      29,325        (5,025)       24,300        31,518        24,871
Interest expense:
  NOW deposits.......................................         372        (1,343)         (971)          123          (360)
  Savings and money market deposits..................       3,553          (585)        2,968           668         8,388
  Certificates of deposit of $100,000 or more........       2,119          (150)        1,969         1,675         2,113
  Other time deposits................................       9,462         1,696        11,158        16,963        13,620
  Interest-bearing deposits..........................      15,506          (382)       15,124        19,429        23,761
  Short-term borrowings..............................        (507)         (323)         (830)       (1,284)          989
  Long-term borrowings...............................          (4)           (1)           (5)           29           (23)
       Total interest expense........................      14,995          (706)       14,289        18,174        24,727
       Net interest income...........................    $ 14,330      $ (4,319)     $ 10,011      $ 13,344      $    144
                                                Years Ended December 31,
                                                         1995
                                                         Total
                                                        Increase
                                                       (Decrease)
Interest income (tax-equivalent):
  Loans..............................................   $ 42,886
  Taxable securities.................................     10,914
  Tax-exempt securities..............................     (1,734)
  Federal funds sold and other short-term
     investments.....................................      4,323
       Total interest income.........................     56,389
Interest expense:
  NOW deposits.......................................       (237)
  Savings and money market deposits..................      9,056
  Certificates of deposit of $100,000 or more........      3,788
  Other time deposits................................     30,583
  Interest-bearing deposits..........................     43,190
  Short-term borrowings..............................       (295)
  Long-term borrowings...............................          6
       Total interest expense........................     42,901
       Net interest income...........................   $ 13,488

(1) CHANGES ATTRIBUTABLE TO BOTH VOLUME AND RATE ARE ALLOCATED ON A WEIGHTED BASIS.
                                       13

NONINTEREST INCOME
     Noninterest income amounted to $52,115,000 in 1996, an increase of $5,054,000, or 10.7%, over 1995. Noninterest income for 1995 totaled $47,061,000, which represented an increase of $2,183,000, or 4.9%, over 1994. The majority of growth in noninterest income in 1996 compared to 1995 and in 1995 compared to 1994 was due to increases in fees and commissions generated from nondeposit services. Service charges on deposits increased $556,000, or 2.3%, in 1996 and $169,000, or .7%, in 1995. The increases in both 1996 and 1995 were primarily the result of higher transaction volumes.
     Trust revenues increased $740,000, or 14.1%, in 1996 over the 1995 revenues, which were $80,000, or 1.5%, higher than 1994. The increase in revenues during 1996 was due to growth in the number of managed trust accounts as well as increases in pricing on certain trust services while the increase in 1995 income was primarily due to growth in the number of managed trust accounts. Total trust assets under administration amounted to $2,097,173,000 at December 31, 1996, $1,684,346,000 at December 31, 1995, and $1,486,923,000 at December
31, 1994.
     Mortgage banking fees (primarily fees received for servicing loans and fees on loans originated and sold in the secondary market) increased $687,000, or 17.0%, in 1996 over 1995 and $486,000, or 13.6%, in 1995 over 1994. These increases were primarily the result of moderate purchases of servicing rights and increased volumes of in-house originations. The aggregate principal balance of the portfolio of mortgage loans serviced for third parties amounted to $783,454,000 at December 31, 1996, $696,535,000 at December 31, 1995, and
$641,455,000 at December 31, 1994. Gains of $756,000 were recognized during 1996 on the sale of mortgages originated or purchased for sale in the secondary market. This compares to gains of $760,000 in 1995 and $329,000 in 1994. Included in these amounts were gains recorded as a result of the April 1995 adoption of the provisions of Financial Accounting Standards No. 122 (FAS 122) totaling $964,000 in 1996 and $592,000 in 1995.
     Insurance commissions increased $887,000, or 16.9%, in 1996 over 1995 and $1,479,000, or 39.2%, in 1995 compared to 1994, primarily as the result of the previously discussed mergers with two general insurance agencies, one in April 1995 and one in August 1996. Fees received on credit cards and discounts from clearing merchants' credit card receipts increased $560,000, or 20.1%, in 1996 over 1995 which increased $73,000, or 2.7%, over 1994 as the result of higher volumes of credit cards issued and merchant transactions processed. Brokerage and annuity commissions increased $195,000, or 9.1%, in 1996 over 1995, which declined $211,000, or 8.9%, from 1994. The increase in 1996 principally resulted from increased mutual funds sales volume over 1995 while the decrease in 1995 resulted from a decline in sales of annuities and discount brokerage products. The implementation of a consumer debit card program in November 1995 produced $886,000 in revenue during 1996 compared to $20,000 in 1995. In addition, in September 1996 UCB instituted a convenience fee for the use of UCB's automated teller machines by non-UCB customers. This generated $475,000 in revenue during the year.
     Losses on sales of securities totaled $119,000 during 1996 compared to gains of $7,000 in 1995 and losses of $54,000 in 1994. The 1996 amount includes $198,000 in losses related to the disposition of certain securities obtained in the previously mentioned merger with Triad Bank. These securities, which consisted of structured notes and other investments with derivative features, did not comply with UCB's investment policy and were therefore reclassified from investment securities to available for sale securities and written down to the then current market value at the merger date. These securities were subsequently sold during the second quarter of 1996. Losses on the disposition of fixed assets totaled $450,000 during 1996 compared to losses of $394,000 in 1995 and gains of $29,000 in 1994. The 1996 losses included $568,000 in write-downs on fixed assets rendered obsolete or redundant as a result of the two mergers completed during the first quarter of 1996. The primary sources of noninterest income for the three years ended December 31, 1996, are summarized in Table 4.
                                       14

TABLE 4.
SUMMARY OF NONINTEREST INCOME

                                                                                                  Years Ended December 31,
                                                                                                 1996       1995       1994
                                                                                                       (In thousands)
Service charges on deposit accounts..........................................................   $24,599    $24,043    $23,874
Insurance commissions........................................................................     6,139      5,252      3,773
Trust income.................................................................................     5,983      5,243      5,163
Mortgage banking fees........................................................................     4,737      4,050      3,564
Bankcard fees and merchant discount..........................................................     3,340      2,780      2,706
Brokerage and annuity commissions............................................................     2,347      2,152      2,363
Other service charges and fees...............................................................     3,769      2,293      2,200
Other operating income.......................................................................     1,011        871        923
     Total core noninterest income...........................................................    51,925     46,684     44,566
Net gains on mortgages originated for resale.................................................       756        760        329
Net gains on trading account securities......................................................         3          4          8
Net losses on dispositions of securities available for sale..................................      (183)        --        (32)
Net gains (losses) on dispositions of investment securities..................................        64          7        (22)
Net gains (losses) on disposal of fixed assets...............................................      (450)      (394)        29
     Total noninterest income................................................................   $52,115    $47,061    $44,878

NONINTEREST EXPENSES, EXCLUDING RESTRUCTURING CHARGES
     Noninterest expenses, excluding restructuring charges, totaled $152,713,000 in 1996, $137,296,000 in 1995, and $134,799,000 in 1994. These amounts represent increases of $15,417,000, or 11.2%, in 1996 over 1995 and $2,497,000, or 1.9%, in 1995 over 1994.
     Personnel expense, the largest component of noninterest expenses, increased $6,671,000, or 8.5%, in 1996. In 1995, personnel expense totaled $78,390,000, which was a decrease of $196,000, or .2%, from 1994. Salaries and wages for 1996 amounted to $62,579,000, an increase of $3,843,000, or 6.5%, from the 1995 expense. This was attributable to normal increases in base compensation and an increase of 61 in the average number of full-time equivalent employees compared to the prior year. The increase in the average number of full-time equivalent employees was principally due to the purchase of 12 branch offices from subsidiaries of Southern National Corporation in May 1995 and the acquisitions of the Wilmington and Fayetteville insurance agencies in April 1995 and August 1996, respectively. Other compensation expense increased $1,038,000, or 23.2%, due in large measure to nonrecurring charges totaling $896,000 incurred in connection with completing the two mergers during the first quarter of 1996.
                                       15

TABLE 5.
SUMMARY OF NONINTEREST EXPENSES, EXCLUDING RESTRUCTURING CHARGES

                                                                                                Years Ended December 31,
                                                                                              1996        1995        1994
                                                                                                     (In thousands)
Salaries and wages.......................................................................   $ 62,579    $ 58,736    $ 58,231
Other compensation.......................................................................      5,520       4,482       4,152
Employee benefits........................................................................     16,962      15,172      16,203
     Total personnel expense.............................................................     85,061      78,390      78,586
Occupancy expense........................................................................     10,388      10,226      10,357
Equipment expense........................................................................      7,137       7,184       6,824
Data processing fees and software expense................................................      7,811       5,399       4,264
Outside services.........................................................................      6,531       3,938       3,671
Marketing and business development.......................................................      4,968       4,733       4,122
Postage and delivery.....................................................................      4,154       3,940       3,569
Printing, stationery, and supplies.......................................................      3,886       3,824       2,992
Telephone expense........................................................................      3,859       3,010       2,322
Travel expense...........................................................................      2,084       1,997       2,106
FDIC deposit insurance premiums..........................................................      1,227       3,864       6,556
Amortization of capitalized mortgage servicing rights....................................        994         691       1,440
Noncredit losses.........................................................................      5,690       2,053       1,213
Amortization of goodwill and other intangible assets.....................................      2,547       2,187         950
Other operating expenses.................................................................      6,376       5,860       5,827
     Total noninterest expenses, excluding restructuring charges.........................   $152,713    $137,296    $134,799

     Salaries and wages for 1995 amounted to $58,736,000, an increase of $505,000, or .9%, over the 1994 expense of $58,231,000. This increase was attributable to normal increases in base compensation which offset the net reduction of 172, or 8.4%, in the average number of full-time equivalent employees. The net reduction in the average number of full-time equivalent employees was principally due to implementation of the previously mentioned restructuring plan which included the consolidation or sale of 15 branch offices, staffing level changes at all branches, and the centralization of certain functions. These initiatives to reduce staff were partially offset by the previously discussed mergers and branch office acquisitions which increased the average number of full-time equivalent employees by 72 for 1995. Excluding the effect of these mergers and acquisitions, on a pro forma basis, the average number of full-time equivalent employees for 1995 decreased by 244, or 10.8%, from 1994. Other compensation expense for 1995 increased $330,000, or 7.9%, from 1994 primarily due to increases in temporary employment fees as a result of staffing level changes made in conjunction with the restructuring.
     Expenses for employee benefits increased $1,790,000, or 11.8%, to $16,962,000 in 1996 from $15,172,000 in 1995. The increase in benefits expense for 1996 was primarily attributable to increased net costs of providing group medical, life, and disability insurance coverages for employees, increased expenses associated with the postretirement benefit plans, and an increase in the cost of UCB's employee savings plan (401(k) plan). The net costs of providing group medical, life, and disability coverages for employees increased $824,000, or 20.9%, compared to 1995 as the result of the increased number of employees covered and an increase in the volume of medical services purchased. Postretirement and postemployment benefit expenses increased $666,000, or 57.8%, primarily due to an increase in the number of covered employees on disability retirement as well as increased imputed interest expense on projected benefit obligations which continued to grow in concert with the increasing average length of service and age of the workforce. The increase in contributions to the employee savings plan amounted to $259,000, or 10.3%, and was primarily the result of the increased number of personnel.
     Expenses for employee benefits decreased $1,031,000, or 6.4%, to $15,172,000 in 1995 from $16,203,000 in 1994. The decrease in the expense for 1995 was primarily attributable to the reduction in the average number of employees as discussed above. For 1995, the net cost of providing medical, life, and disability coverages for employees declined $442,000, or 10.1%; expenses associated with the defined benefit pension plans decreased $469,000, or 13.5%; and payroll taxes decreased $166,000, or 3.8%.
                                       16

     Occupancy expense increased $162,000, or 1.6%, during 1996 compared to a decrease of $131,000, or 1.3%, during 1995. The cost increases recorded during 1996 were primarily the result of the increase in branch locations and insurance agency offices from the prior year. The decreases in cost recorded during 1995 were primarily the result of the elimination of branch locations as part of implementing the previously mentioned restructuring plan.
     Equipment expense for 1996 was $7,137,000, a decrease of $47,000, or .7%, from the 1995 expense of $7,184,000 which was an increase of $360,000, or 5.3%, over the $6,824,000 incurred during 1994. Equipment depreciation expense for 1996 declined $375,000, or 10.0%, primarily due to a merchandising system utilized in the branch offices becoming fully depreciated during 1995 and the elimination of computer equipment previously utilized by a merged institution. Furniture and equipment depreciation expense for 1995 increased $216,000, or 6.1%, and expenses for the purchase of noncapitalized furniture increased $135,000, or 41.3%, during 1995 primarily due to purchases related to the previously mentioned acquisition of branch offices from another financial institution and the installation of digital imaging equipment in certain support areas.
     Deposit insurance premiums paid to the Federal Deposit Insurance Corporation (FDIC) decreased $2,637,000, or 68.2%, to $1,227,000 from $3,864,000 in 1995 which was a $2,692,000, or 41.1%, decrease from the 1994 expense of $6,556,000. The decrease in the 1996 expense was due to the reduction in the assessment rate to virtually zero on nonthrift deposits effective January 1, 1996. The reduction in the assessment rate was partially offset by a special assessment levied by the FDIC in the third quarter of 1996 for the recapitalization of the Savings Association Insurance Fund (SAIF) which amounted to $767,000. The decrease in the 1995 expense resulted from the reduction in the assessment rate from $.23 to $.04 per $100 of Bank Insurance Fund (BIF) insured deposits that was adopted by the FDIC effective June 1, 1995.
     Data processing fees and software expense increased $2,412,000, or 44.7%, to $7,811,000, in 1996 from $5,399,000 in 1995. The 1995 expense increased
$1,135,000, or 26.6%, over the 1994 expense of $4,264,000. The increases incurred during 1996 and 1995 were primarily due to higher software expense resulting from the replacement of mainframe applications software and the purchase of software designed to automate certain labor-intensive tasks as part of the previously discussed restructuring plan. In addition, costs totaling $452,000 relating to the previously mentioned consumer debit card transaction program were included in the 1996 expense compared to $25,000 in 1995.
     Marketing and business development expense increased $235,000, or 5.0%, during 1996 and $611,000, or 14.8%, during 1995. The increased expense in 1996 and 1995 resulted from additional advertising related to campaigns designed to increase commercial and consumer loan volume and deposit balances.
     Outside services expense totaled $6,531,000 in 1996, $3,938,000 in 1995, and $3,671,000 in 1994. The 1996 expense included costs applicable to UCB's mergers with Seaboard Savings Bank, Inc., Triad Bank, Tomlinson Insurors, Inc., and the proposed merger with Southern National Corporation totaling $1,613,000 in the aggregate. In addition, expenses totaling approximately $1,087,000 were incurred for systemwide training for the new central computer software application and for professional services utilized in connection with the conversion to the new system. The 1995 increase of $267,000 (7.3%) over 1994 was primarily due to merger expenses related to the insurance agency acquired during the year and professional fees incurred in connection with the mergers with Seaboard Savings Bank, Inc. and Triad Bank. In addition, professional services expense in 1995 included approximately $114,000 in costs associated with the replacement of UCB's main applications software systems.
     Amortization of capitalized mortgage loan servicing rights increased $303,000, or 43.8%, during 1996 to $994,000 from $691,000 in 1995, which was a decrease of $749,000, or 52.0%, from the 1994 expense. The increase in the amortization during 1996 was the result of purchases of servicing rights over the past 12 months and the capitalization of originated servicing rights beginning April 1, 1995, as previously referred to. The decrease in the 1995 expense from the prior year was due to large packages of servicing rights purchased in prior years becoming fully amortized at the end of 1994. At December 31, 1996, unamortized originated mortgage servicing rights totaling $1,338,000, net of a $30,000 valuation reserve, were carried as an intangible asset on UCB's books compared to originated servicing rights totaling $448,000, net of a $104,000 valuation at December 31, 1995. Amortization of originated mortgage servicing rights totaled $148,000 in 1996 and $94,000 during 1995 and is included in the capitalized mortgage loan servicing rights amortization discussed above for comparison purposes. At December 31, 1996, unamortized purchased mortgage servicing rights totaling $3,479,000 were carried as an other asset on UCB's books compared to $3,235,000 at December 31, 1995, and $2,555,000 at December 31, 1994. The aggregate unpaid principal balances of the mortgage loans on which servicing rights were purchased or capitalized amounted to $746,821,000 at December 31, 1996, $501,936,000 at December 31, 1995, and
$408,187,000 at December 31, 1994.
                                       17

     Noncredit losses increased $3,637,000 to $5,690,000 in 1996 from $2,053,000 in 1995 which increased $840,000 from the 1994 total of $1,213,000. The increase in the 1996 expense was primarily in connection with the September conversion to a new central computer software applications system. The increase in the 1995 expense was primarily due to charges incurred to adjust the carrying value of foreclosed property to the expected net realizable value and losses arising from matters other than the collection of loans. In 1996, the net losses and other expenses related to foreclosed assets amounted to $518,000 compared to $536,000 in 1995 and $329,000 in 1994.
     Amortization of goodwill and other intangible assets increased to $2,547,000 in 1996 from $2,187,000 in 1995 and $950,000 in 1994. The increases in the 1996 and 1995 expenses resulted primarily from increases of $368,000 and $1,365,000, respectively, in the amortization of deposit base premiums, principally due to the purchase of 12 branches from subsidiaries of Southern National Corporation during 1995. The increase in 1995 amortization of deposit base premiums was partially offset by a decrease of $145,000 in goodwill amortization due to the sale of certain branch operations during the year.
     The increases in the remaining categories of noninterest expenses incurred during 1996 and 1995 were primarily related to the continued expansion of operations. Table 5 represents a breakdown of noninterest expenses, other than restructuring charges, for the three years ended December 31, 1996. RESTRUCTURING CHARGES
     In October 1994, the Boards of Directors of UCB and its bank subsidiaries, United Carolina Bank and United Carolina Bank of South Carolina, approved a plan to restructure the operations of the bank subsidiaries to streamline procedures in a manner to enhance the quality of financial services provided to customers and increase operating efficiency. The major elements of the plan included staffing level changes at all branches to better match customer arrival patterns, a reduction in full-time staff positions as a result of the centralization of certain functions and automation of many labor-intensive tasks, and the consolidation or divestiture of certain branch offices.
     Restructuring charges to implement the reorganization plan totaled $11,906,000 in 1994. The plan included the elimination of approximately 235 jobs that were classified as regular full-time positions through either a special early retirement program or severance arrangements. Positions throughout the company were eliminated, with the largest percentage of jobs being eliminated or positions reduced in the branch operations. All employees 50 years of age or older with a combined age plus years of service totaling 70 or more were offered special early retirement benefits. The costs associated with increases in the actuarially determined pension and postretirement medical expenses totaled $9,427,000. Severance arrangements were awarded to employees whose positions were scheduled to be eliminated and who either were not eligible for the special early retirement benefits or who chose not to accept the special early retirement offer. Expense related to the severance arrangements totaled $346,000.
     The restructuring plan included discontinuing the operation of 15 branch offices through the consolidation of operations into other UCB offices or the divestiture of the branch locations. The net cost of eliminating these offices, including transferring the deposits, was $801,000. Included in this cost was $1,149,000 of unamortized goodwill related to branch offices in communities where UCB did not have nearby locations, and, therefore, it was likely that a substantial amount of the customer accounts associated with these branch offices would move to other financial institutions.
     Professional fees associated with the restructuring plan totaled $1,280,000. These included fees for the services of a consulting firm retained to assist management in analyzing operations and developing the reorganization plan and fees relating to the design and implementation of the special retirement benefits and severance awards.
     As of December 31, 1996, substantially all of the expected transactions related to the restructuring plan had occurred. Accordingly, the accruals initially set up to cover the expected costs of implementation have been substantially eliminated.
INCOME TAXES
     UCB's effective income tax rate was 35.20% in 1996, 35.26% in 1995, and 36.03% in 1994. The decrease in the effective tax rate during 1996 and 1995 compared to 1994 was the result of the increase in the percentage of income derived from securities which are exempt from state taxes and an increase in tax-exempt loans.
     The effective income tax rate on income before taxes was lower than the combined statutory federal and state rates primarily because interest earned on investments in debt instruments of states, counties, and municipalities is exempt from federal income tax and may be exempt from state income tax. Substantially all income earned on securities of the United States government or its agencies is exempt from state income taxes.
                                       18

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD
     Effective January 1, 1994, UCB adopted Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," which requires the accrual of expenses for the estimated cost of benefits provided for employees after employment but before retirement. The adoption of FAS 112 required immediate recognition of the actuarially determined liability for postemployment benefits which amounted to $529,000 at December 31, 1993. The mandatory adoption of FAS 112 resulted in a charge against net income of $316,000, net of deferred income taxes, which was recorded as a cumulative effect of a change in accounting method during the first quarter of 1994. SECURITIES
     Average aggregate securities available for sale and investment securities totaled $872,161,000 in 1996, an increase of $135,227,000, or 18.3%, from
$736,934,000 in 1995 which was $78,213,000, or 11.9%, greater than the average for 1994. The growth in average securities during 1996 and 1995 was primarily the result of a higher level of growth in deposits relative to the growth in loans. A portion of the relative disparity in growth rates between deposits and loans during 1995 was due to the previously discussed deposit balances related to the branch operations purchased in May 1995.
     During 1996 and 1995, UCB was able to replace maturing securities with higher yielding securities, thereby raising the average tax-equivalent yield on securities available for sale and investment securities to 6.14% in 1996 from 5.99% in 1995 and 5.31% in 1994.
TABLE 6.
SECURITIES PORTFOLIOS MATURITY SCHEDULE

                                                                Scheduled Maturities at December 31, 1996
                                                                                   After 5 Years                       Total
                                                                 After 1 Year       Through 10
                                             1 Year or Less    Through 5 Years         Years        After 10 Years
                                             Amount    Yield    Amount    Yield   Amount    Yield   Amount    Yield    Amount
                                                                          (Dollars in thousands)
Securities available for sale at
  approximate market value:
  United States government securities.....  $370,598   6.01 %  $415,102   5.77 %  $   --     --  %  $   --     --  %  $785,700
  Obligations of United States government
    agencies and corporations.............    42,597   5.35       9,833   5.91       284    5.88        --     --       52,714
  Obligations of states and political
    subdivisions(1).......................        --    --        1,002   5.35        --     --        100    8.09       1,102
  Mortgage-backed securities(2)...........       319   6.78      24,567   5.75       424    6.74        --     --       25,310
  Federal Home Loan Bank stock............        --    --           --    --         --     --     12,200    7.25      12,200
  Other securities........................        --    --           35   5.86        --     --        371     --          406
    Total securities available for sale...  $413,514   5.93 %  $450,539   5.76 %  $  708    6.39 %  $12,671   7.04 %  $877,432
Investment securities at amortized cost:
  Obligations of states and political
    subdivisions(3).......................  $  5,255   8.62 %  $ 24,382   8.75 %  $13,766   8.15 %  $2,687    9.84 %  $ 46,090
    Total investment securities...........  $  5,255   8.62 %  $ 24,382   8.75 %  $13,766   8.15 %  $2,687    9.84 %  $ 46,090
                                Scheduled Maturities at December 31, 1996
                                               Total
                                                    Average
                                                    Maturity
                                            Yield   (Years)
Securities available for sale at
  approximate market value:
  United States government securities.....  5.88 %    1.17
  Obligations of United States government
    agencies and corporations.............  5.46       .58
  Obligations of states and political
    subdivisions(1).......................  5.60      5.67
  Mortgage-backed securities(2)...........  5.78      2.83
  Federal Home Loan Bank stock............  7.25      --
  Other securities........................   --       --
    Total securities available for sale...  5.87 %    1.17
Investment securities at amortized cost:
  Obligations of states and political
    subdivisions(3).......................  8.62 %    4.17
    Total investment securities...........  8.62 %    4.17

(1) IMPACT ON YIELDS FROM TAX-EQUIVALENT ADJUSTMENTS (BASED ON A 35% TAX RATE):
    AFTER ONE YEAR THROUGH FIVE YEARS, 1.87%; AFTER TEN YEARS, 2.83%; TOTAL, 1.96%.
(2) AT DECEMBER 31, 1996, UCB OWNED COLLATERALIZED MORTGAGE OBLIGATIONS ISSUED BY THE FEDERAL HOME LOAN MORTGAGE CORPORATION (FHLMC) WHICH HAD AN AMORTIZED COST OF $8,918,000 AND A MARKET VALUE OF $8,770,000. UCB ALSO OWNED COLLATERALIZED MORTGAGE OBLIGATIONS ISSUED BY THE FEDERAL NATIONAL MORTGAGE ASSOCIATION (FNMA). THESE SECURITIES HAD AN AMORTIZED COST OF $11,454,000 AND A MARKET VALUE OF $11,189,000. UCB ALSO OWNED COLLATERALIZED MORTGAGE OBLIGATIONS ISSUED BY A PRIVATE ISSUER AND GUARANTEED BY THE GOVERNMENT NATIONAL MORTGAGE ASSOCIATION (GNMA). THESE SECURITIES HAD AN AMORTIZED COST OF $319,000 AND A MARKET VALUE OF $336,000. OTHER MORTGAGE-BACKED PASS-THROUGH SECURITIES ISSUED BY VARIOUS UNITED STATES GOVERNMENT AGENCIES AND CORPORATIONS HAVING A BOOK VALUE OF $5,155,000 AND A MARKET VALUE OF $5,015,000 WERE ALSO HELD AT DECEMBER 31, 1996. THE MORTGAGE-BACKED SECURITIES ARE SHOWN AT THEIR WEIGHTED AVERAGE EXPECTED LIFE OBTAINED FROM AN OUTSIDE EVALUATION OF THE AVERAGE REMAINING LIFE OF EACH SECURITY BASED ON HISTORIC PREPAYMENT SPEEDS OF THE UNDERLYING MORTGAGES AT DECEMBER 31, 1996.
(3) IMPACT ON YIELDS FROM TAX-EQUIVALENT ADJUSTMENTS (BASED ON A 35% TAX RATE):
    ONE YEAR OR LESS, 3.02%; AFTER ONE YEAR THROUGH FIVE YEARS, 3.06%; AFTER FIVE YEARS THROUGH TEN YEARS, 2.85%; AFTER TEN YEARS, 3.44%; TOTAL, 3.02%.
                                       19

     At December 31, 1996, net unrealized gains of $164,000 were included in the carrying value of securities classified by UCB as available for sale compared to net unrealized gains of $5,033,000 at December 31, 1995, and net unrealized losses of $7,453,000 at December 31, 1994. The net unrealized gains or losses in the available for sale portfolio at each year-end were considered by management to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations. Net unrealized losses, net of applicable deferred income tax benefits, of $70,000 were reported as a separate component of stockholders' equity at December 31, 1996, compared to net unrealized gains, net of deferred income taxes, of $2,923,000 at December 31, 1995, and net unrealized losses, net of deferred income tax benefits, of $5,560,000 as of December 31, 1994.
     UCB has invested in mortgage-backed securities with approximate market values totaling $25,310,000 with expected average lives of two to five years. These investments were classified as available for sale at December 31, 1996, and were comprised of $20,295,000 in collateralized mortgage obligations issued by agencies of the United States government or secured by mortgage-backed securities guaranteed by United States government agencies and corporations. Of these, $11,189,000 were issued by the Federal National Mortgage Association, $8,770,000 were issued by the Federal Home Loan Mortgage Corporation, and $336,000 were issued by various private issuers and secured by mortgage-backed securities guaranteed by the Government National Mortgage Association. Other mortgage-backed pass-through securities issued by various United States government agencies and corporations totaling $5,015,000 were also held at December 31, 1996. None of these securities were classified as high-risk pursuant to existing bank regulatory guidelines.
     The market value of the investment securities portfolio exceeded the book value by $1,244,000 at December 31, 1996, and $1,916,000 at December 31, 1995.
The book value of the investment securities portfolio exceeded the market value by $8,004,000 at December 31, 1994. The net unrealized losses in the investment securities portfolio at December 31, 1994, were considered by management to be of a temporary nature and caused by fluctuations in market interest rates, not by concerns about the ability of the issuers to meet their obligations.
     UCB's investments in state and municipal obligations totaled $47,192,000 at December 31, 1996. Securities issued by the State of North Carolina and municipalities located within North Carolina amounted to $24,922,000 and represented 52.8% of total investments in state and municipal obligations; and securities issued by the State of South Carolina and municipalities located within South Carolina amounted to $12,298,000, or 26.1%, of the total.
     At December 31, 1996, $20,520,000, or 43.5%, of UCB's municipal bond holdings was composed of securities rated AAA by Moody's Investor Services (or an equivalent rating by a comparable rating service); $3,858,000, or 8.2%, was rated AA; $20,318,000, or 43.1%, was rated A; and $1,345,000, or 2.8%, was rated
BAA. UCB also owned municipal bonds with a book value of $152,000 at December 31, 1996, that had ratings of less than investment grade and securities with a book value of $997,000 at December 31, 1996, which had not been rated by a rating agency. Included in the unrated securities were bonds with a book value of $952,000 that are collateralized by United States government securities. The majority of the balance of unrated municipal bonds as well as the securities that had ratings of less than investment grade were bonds issued by municipalities located within UCB's market areas. UCB monitors the operation of these municipalities, and it is management's opinion that no more than a normal risk of loss exists on these securities.
                                       20

     During the period of November 15, 1995, through December 31, 1995, the Financial Accounting Standards Board permitted a one-time opportunity for institutions to reassess the appropriateness of the designations of all securities and to redesignate securities if appropriate. On December 29, 1995, UCB reclassified securities with a market value of $204,340,000 to available for sale securities from held to maturity securities. This included $200,243,000 in United States government securities, $2,473,000 in United States government agencies securities, $1,102,000 in state and municipal securities, and $522,000 in other securities. The United States government and government agencies securities were reclassified since their average remaining maturity was approximately two years and more closely matched the maturity of existing available for sale United States government and government agencies securities held by UCB. The state and municipal obligations were transferred to allow UCB the flexibility to exercise existing put options should market conditions dictate such actions.
     Other than the mortgage-backed securities previously discussed, UCB owned no investment securities at December 31, 1996, which were considered derivative investments by regulatory authorities.
     A summary of UCB's securities portfolios as of the end of 1996 is presented in Table 6 and in Note 2 of the notes to the consolidated financial statements. LOANS
     Average loans amounted to $2,983,830,000 in 1996, an increase of $250,745,000, or 9.2%, over 1995. This compares to a growth in average loans during 1995 of $273,893,000, or 11.1%, over 1994. At December 31, 1996, loans, net of unearned income, totaled $3,149,697,000, which was $322,710,000, or 11.4%, higher than loans outstanding at December 31, 1995. At year-end 1995, loans totaled $2,826,987,000, which was an increase of $258,969,000, or 10.1%, over December 31, 1994. The loan growth experienced during the past two years has resulted from increases in consumer loans other than those secured by real estate, loans secured by 1-4 family residences, and loans for business and investment purposes, much of which is secured by real estate.
     A large portion of UCB's loan portfolio has historically been composed of loans secured by various types of real estate. At December 31, 1996, $1,886,449,000, or 59.9%, of UCB's loans was secured by liens on real property. Included in this total are $773,093,000, or 24.6% of total loans, in credit secured by liens on 1-4 family residential properties; and $1,113,356,000, or 35.3% of total loans, in credit secured by liens on other types of real estate.
     A summary of the loan portfolio as of December 31, 1996, and at the end of the preceding four years is shown in Table 7.
                                       21

TABLE 7.
SUMMARY OF LOANS PORTFOLIO

                                                                      December 31,
                                        1996                   1995                   1994                   1993
                                              % OF                   % of                   % of                   % of
                                              TOTAL                  Total                  Total                  Total
                                  AMOUNT      LOANS      Amount      Loans      Amount      Loans      Amount      Loans
                                                                 (Dollars in thousands)
Breakdown of loans at
  year-end:
  Loans secured by real
    estate:
    Construction and land
      acquisition and
      development.............  $  297,921    9.46  %  $  226,326     8.00 %  $  187,852     7.31 %  $  168,004     7.12 %
    Secured by nonfarm,
      nonresidential
      properties..............     655,330   20.81        620,367    21.94       572,023    22.26       550,313    23.31
    Secured by farmland.......      82,097    2.61         90,658     3.21        84,298     3.28        69,823     2.96
    Secured by multifamily
      residences..............      78,008    2.47         65,097     2.30        66,135     2.58        53,836     2.27
  Total loans secured by real
    estate, excluding loans
    secured by 1-4 family
    residences(1).............   1,113,356   35.35      1,002,448    35.45       910,308    35.43       841,976    35.66
    Revolving credit secured
      by 1-4 family
      residences..............     146,205    4.64        140,032     4.95       124,599     4.85       120,245     5.09
    Other loans secured by 1-4
      family residences.......     626,888   19.91        613,846    21.71       581,729    22.64       534,152    22.62
  Total loans secured by 1-4
    family residences.........     773,093   24.55        753,878    26.66       706,328    27.49       654,397    27.71
  Total loans secured by
    real estate...............   1,886,449   59.90      1,756,326    62.11     1,616,636    62.92     1,496,373    63.37
  Commercial, financial, and
    agricultural loans,
    excluding loans secured by
    real estate...............     340,242   10.81        296,778    10.49       262,063    10.20       271,993    11.52
  Loans to individuals for
    household, family, and
    other personal
    expenditures, excluding
    loans secured by real
    estate....................     824,569   26.18        691,193    24.44       622,414    24.23       524,803    22.23
  All other loans.............      98,006    3.11         83,507     2.96        68,097     2.65        68,016     2.88
  Total loans.................   3,149,266   100.00 %   2,827,804   100.00 %   2,569,210   100.00 %   2,361,185   100.00 %
    Net (unearned income)
      deferred origination
      costs...................         431                   (817)                (1,192)                (1,353)
  Total loans, net of unearned
    income....................  $3,149,697             $2,826,987             $2,568,018             $2,359,832
                                     December 31,
                                        1992
                                              % of
                                              Total
                                  Amount      Loans
Breakdown of loans at
  year-end:
  Loans secured by real
    estate:
    Construction and land
      acquisition and
      development.............  $  170,023     8.67 %
    Secured by nonfarm,
      nonresidential
      properties..............     481,493    24.56
    Secured by farmland.......      62,959     3.21
    Secured by multifamily
      residences..............      33,983     1.74
  Total loans secured by real
    estate, excluding loans
    secured by 1-4 family
    residences(1).............     748,458    38.18
    Revolving credit secured
      by 1-4 family
      residences..............     116,838     5.96
    Other loans secured by 1-4
      family residences.......     385,926    19.68
  Total loans secured by 1-4
    family residences.........     502,764    25.64
  Total loans secured by
    real estate...............   1,251,222    63.82
  Commercial, financial, and
    agricultural loans,
    excluding loans secured by
    real estate...............     242,671    12.38
  Loans to individuals for
    household, family, and
    other personal
    expenditures, excluding
    loans secured by real
    estate....................     413,422    21.09
  All other loans.............      53,177     2.71
  Total loans.................   1,960,492   100.00 %
    Net (unearned income)
      deferred origination
      costs...................      (1,067)
  Total loans, net of unearned
    income....................  $1,959,425

     Maturity schedule of selected categories of loans at December 31, 1996(2):

                                               Construction        Secured by
                                                 and Land           Nonfarm,                     Secured by      Commercial,
                                              Acquisition and    Nonresidential    Secured by    Multifamily    Financial, and
                                                Development        Properties       Farmland     Residences      Agricultural
                                                                               (In thousands)
  Due on demand............................      $  49,571          $ 14,962        $    210       $   690         $ 16,720
  Due in 1 year or less....................        115,989            91,974           7,880         8,223          130,222
  Due after 1 year through 5 years:
    Floating interest rates................         33,040           132,020          15,148        18,524           61,860
    Fixed interest rates...................         47,898           271,029          16,449        26,005           97,655
  Due after 5 years:
    Floating interest rates................         17,188            82,141          39,948        16,333           11,132
    Fixed interest rates...................         34,235            63,204           2,462         8,233           22,653
      Total................................      $ 297,921          $655,330        $ 82,097       $78,008         $340,242
                                                Total
  Due on demand............................  $    82,153
  Due in 1 year or less....................      354,288
  Due after 1 year through 5 years:
    Floating interest rates................      260,592
    Fixed interest rates...................      459,036
  Due after 5 years:
    Floating interest rates................      166,742
    Fixed interest rates...................      130,787
      Total................................  $ 1,453,598

(1) INCLUDES $8,864,000 AT DECEMBER 31, 1996; $16,084,000 AT DECEMBER 31, 1995;
    $4,821,000 AT DECEMBER 31, 1994; $25,876,000 AT DECEMBER 31, 1993; AND
    $21,118,000 AT DECEMBER 31, 1992, IN PERMANENT MORTGAGES ORIGINATED FOR SALE IN THE SECONDARY MARKET WHICH ARE STATED AT THE LOWER OF AGGREGATE COST OR MARKET VALUE.
(2) UCB'S EXPERIENCE HAS BEEN THAT CERTAIN LOANS WILL BE RENEWED, RESCHEDULED, OR REPAID PRIOR TO THE STATED MATURITY. ADDITIONALLY, A SIGNIFICANT NUMBER OF LOANS WILL BE RESCHEDULED AT MATURITY PURSUANT TO THE ORIGINAL TERMS OF THE CREDIT AGREEMENTS, PROVIDED THAT APPLICABLE TERMS AND CONDITIONS HAVE BEEN MET. ACCORDINGLY, THE ABOVE MATURITY SCHEDULE SHOULD NOT BE REGARDED AS A FORECAST OF FUTURE CASH COLLECTIONS.
                                       22

NONPERFORMING AND PROBLEM ASSETS
     Nonperforming assets, which consists of foreclosed assets, nonaccrual loans, and restructured loans, totaled $9,966,000 in the aggregate at December 31, 1996, $11,637,000 at December 31, 1995, and $21,311,000 at December 31,
1994. Nonperforming assets as a percentage of loans and foreclosed assets at year-end amounted to .32% in 1996, .41% in 1995, and .83% in 1994. Total problem assets (nonperforming assets and loans 90 days or more past due) amounted to $19,656,000 at December 31, 1996, $17,191,000 at December 31, 1995, and
$26,150,000 at December 31, 1994. Total problem assets as a percentage of loans and foreclosed assets at year-end was .62% in 1996, .61% in 1995, and 1.02% in 1994. A summary of nonperforming and problem assets outstanding at the end of each of the past five years is shown in Table 8.
     At December 31, 1996, $7,909,000, or 79.4%, of UCB's nonperforming assets was comprised of loans secured by real estate or foreclosed assets (valued at the lower of cost or estimated fair value, net of estimated disposal costs) taken in full or partial settlement of loans secured by real estate. A breakdown of nonperforming assets by major classification is shown in Table 9.
     Accrual of interest income on loans is suspended when, in the judgment of UCB's management, doubts exist as to the collectibility of additional interest within a reasonable period of time. Net unrecorded and foregone interest income related to loans that were classified as nonaccrual at each of the past three year-ends amounted to $141,000 in 1996, $472,000 in 1995, and $702,000 in 1994.
TABLE 8.
SUMMARY OF NONPERFORMING AND PROBLEM ASSETS

                                                                                             December 31,
                                                                           1996       1995       1994       1993       1992
                                                                                        (Dollars in thousands)
Foreclosed assets......................................................   $ 7,493    $ 5,234    $ 5,996    $ 7,960    $12,786
Nonaccrual loans.......................................................     2,473      6,403      6,492     13,962     20,139
  Total foreclosed assets and nonaccrual loans.........................     9,966     11,637     12,488     21,922     32,925
Restructured loans.....................................................        --         --      8,823      9,033      9,535
  Total nonperforming assets...........................................     9,966     11,637     21,311     30,955     42,460
Loans 90 days or more past due, excluding nonaccrual loans.............     9,690      5,554      4,839      7,374      6,203
  Total problem assets.................................................   $19,656    $17,191    $26,150    $38,329    $48,663
As a percent of loans and foreclosed assets at year-end:
  Foreclosed assets and nonaccrual loans...............................       .32%       .41%       .49%       .93%      1.67%
  Total nonperforming assets...........................................       .32        .41        .83       1.31       2.15
  Total problem assets.................................................       .62%       .61%      1.02%      1.62%      2.47%

     Effective January 1, 1995, UCB adopted Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan" and Financial Accounting Standards No. 118 (FAS 118), "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." These statements amended FAS 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of a receivable when assessing the need for a loss accrual; and FAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of the restructuring. At December 31, 1996, the recorded investment in loans that are considered impaired under FAS 114 was $2,473,000, all of which was on a nonaccrual basis. Included in this amount was $1,395,000 of impaired loans for which $350,000 of the reserve for credit losses was assigned. The average recorded investment during 1996 in loans classified as impaired at December 31, 1996, was approximately $2,616,000. During 1996, UCB recognized interest income on these impaired loans of $48,000 using the cash basis of accounting. Prior to January 1, 1995, UCB measured loan impairment in a manner generally consistent with the methods prescribed in FAS 114 and, as a result, no additional reserves for credit losses were required as a result of adoption of this accounting standard.
                                       23

     In addition to the nonperforming and problem assets described above, which included loans considered impaired under FAS 114, UCB had loans to various borrowers totaling approximately $18,144,000 at December 31, 1996, for which management has serious concerns regarding the ability of the borrowers to continue to comply with present loan repayment terms which could result in some or all of these loans becoming classified as problem assets. These concerns resulted from various credit considerations, including the financial position, operating results and cash flow of the borrowers, and the current estimated fair value of the underlying collateral.
TABLE 9.
BREAKDOWN OF NONPERFORMING ASSETS

                                                                                                    December 31, 1996
                                                                                                                        Total
                                                                                                                Nonperforming Assets
                                                                                      Foreclosed    Nonaccrual             Percent
                                                                                      Assets(1)       Loans       Amount   of Total
                                                                                                  (Dollars in thousands)
Secured by real estate:
  Construction and land acquisition and development................................     $3,286        $   --      $3,286     32.97%
  Secured by nonfarm, nonresidential properties:
     Manufacturing, warehouse, and other industrial properties.....................         --         1,032       1,032     10.36
     Shopping centers, restaurants, and other retail properties....................        448         1,127       1,575     15.80
     Hotel/motel...................................................................        629            --         629      6.31
     All other.....................................................................        492            --         492      4.94
       Total secured by nonfarm, nonresidential properties.........................      1,569         2,159       3,728     37.41
  Secured by farmland..............................................................         --            36          36       .36
  Total secured by real estate other than 1-4 family residences....................      4,855         2,195       7,050     70.74
     Secured by 1-4 family residences..............................................        777            82         859      8.62
  Total secured by real estate.....................................................      5,632         2,277       7,909     79.36
  All other........................................................................      1,861           196       2,057     20.64
       Total.......................................................................     $7,493        $2,473      $9,966    100.00%

(1) REPRESENTS CARRYING VALUE OF COLLATERAL TAKEN IN SETTLEMENT, OR PARTIAL SETTLEMENT, OF LOANS.
PROVISION AND RESERVE FOR CREDIT LOSSES
     The provision for credit losses amounted to $8,850,000 in 1996, an increase of $1,558,000 over the $7,292,000 provision in 1995, which was an increase of $3,743,000 over the $3,549,000 recorded in 1994. Credit losses, net of recoveries, totaled $6,176,000 in 1996 compared to $5,169,000 in 1995 and $4,126,000 in 1994. Net credit losses amounted to .21% of average loans outstanding during 1996, .19% in 1995, and .17% in 1994.
     The reserve for credit losses amounted to $46,138,000 at December 31, 1996, an increase of $2,674,000, or 6.2%, from the level at December 31, 1995. The reserve for credit losses totaled $43,464,000 at December 31, 1995, which was an increase of $2,123,000, or 5.1%, from the year-end 1994 reserve. The reserve for credit losses was equal to 1.46% of loans outstanding at December 31, 1996, compared to 1.54% at year-end 1995 and 1.62% at year-end 1994.
                                       24

TABLE 10.
SUMMARY OF CREDIT LOSS EXPERIENCE AND RESERVE FOR CREDIT LOSSES

                                                                                          Years Ended December 31,
                                                                              1996          1995       1994       1993       1992
                                                                                           (Dollars in thousands)
Reserve for credit losses at beginning of year.........................   $      43,464    $41,341    $41,918    $38,287    $32,873
Loans charged off:
  Loans secured by real estate:
     Construction and land acquisition and development.................            (153)      (803)      (710)    (1,667)    (2,309)
     Other loans secured by real estate, excluding 1-4 family
       residences......................................................            (306)      (846)    (1,043)    (1,977)    (1,785)
     Secured by 1-4 family residences..................................            (509)      (363)      (684)      (698)    (1,096)
  Commercial, financial, and agricultural loans........................            (375)      (738)      (896)      (920)    (1,492)
  Loans to individuals for household, family, and other personal
     expenditures, excluding loans secured by real estate..............          (8,246)    (5,587)    (2,931)    (2,141)    (2,756)
       Total loans charged off.........................................          (9,589)    (8,337)    (6,264)    (7,403)    (9,438)
Recoveries of losses previously charged off:
  Loans secured by real estate:
     Construction and land acquisition and development.................             645        392        169        606        202
     Other loans secured by real estate, excluding 1-4 family
       residences......................................................             805        506        304      1,431        771
     Secured by 1-4 family residences..................................             270        193        367        227        299
  Commercial, financial, and agricultural loans........................             433      1,125        510        320        551
  Loans to individuals for household, family, and other personal
     expenditures, excluding loans secured by real estate..............           1,260        952        788        551        583
       Total recoveries................................................           3,413      3,168      2,138      3,135      2,406
       Net loans charged off...........................................          (6,176)    (5,169)    (4,126)    (4,268)    (7,032)
Reserve of purchased financial institution.............................              --         --         --      2,628         --
Provision for credit losses............................................           8,850      7,292      3,549      5,271     12,446
Reserve for credit losses at end of year...............................   $      46,138    $43,464    $41,341    $41,918    $38,287
Allocation of reserve for credit losses at end of year(1):
Loans secured by real estate...........................................   $      22,747    $23,010    $22,722    $23,572    $24,929
Commercial, financial, and agricultural loans..........................           4,522      4,546      4,471      4,475      3,927
Loans to individuals for household, family, and other personal
  expenditures, excluding loans secured by real estate.................          12,563      9,643      7,214      6,127      3,537
All other loans........................................................           1,049      1,080        680        753        738
Unassigned portion of reserve for credit losses........................           5,257      5,185      6,254      6,991      5,156
       Total reserve for credit losses at end of year..................   $      46,138    $43,464    $41,341    $41,918    $38,287
Reserve for credit losses as a percent of loans outstanding at
  year-end.............................................................            1.46%      1.54%      1.62%      1.79%      1.95%
Reserve for credit losses as a multiple of nonaccrual loans at
  year-end.............................................................           18.66X      6.79x      6.37x      3.00x      1.91x
Reserve for credit losses as a multiple of nonaccrual and restructured
  loans at year-end....................................................           18.66X      6.79x      2.70x      1.82x      1.29x
Reserve for credit losses as a multiple of loans charged off,
  net of recoveries....................................................            7.47X      8.41x     10.02x      9.82x      5.44x
Provision for credit losses as a percent of loans charged off,
  net of recoveries....................................................          143.30%    141.07%     86.02%    123.50%    176.99%
Recoveries of losses previously charged off as a percent of
  loans charged off....................................................           35.59%     38.00%     34.13%     42.35%     25.49%
Loans charged off, net of recoveries, as a percent of average
  loans outstanding....................................................             .21%       .19%       .17%       .20%       .36%

(1) THE RESERVE FOR CREDIT LOSSES HAS BEEN ALLOCATED ONLY ON AN APPROXIMATE BASIS. THE ENTIRE AMOUNT OF THE RESERVE IS AVAILABLE TO ABSORB LOSSES OCCURRING IN ANY CATEGORY. THE ALLOCATION IS NOT NECESSARILY INDICATIVE OF FUTURE LOSSES.
                                       25

     The increase in the provision for credit losses in 1996 and 1995 compared to the prior year was the result of increases in net loans charged off and increases in the reserve for credit losses. The reserve for credit losses was increased during both 1996 and 1995 due to growth in loans and increases in the loss experience in several categories of consumer loans. In determining the level of the reserve for credit losses, management evaluates the risk inherent in the loan portfolio and changes in the nature and volumes of loans outstanding. This evaluation takes into consideration loan loss experience, risk ratings assigned to nonconsumer loans, identified problem loans, the present and expected economic conditions in general, and, in particular, how such conditions relate to the market areas served.
     All loans are subject to various reviews and re-evaluations of creditworthiness throughout the term of the agreement. These reviews focus on such areas as the borrower's financial position, operating results and cash flow, payment history, delinquency status, documentation, and, if applicable, evaluation of collateral value. Loans to borrowers who currently, or in management's judgment, may in the near future, experience difficulty in complying with the terms of their credit are closely monitored by central credit administration. Loans are charged off when management concludes it is probable there will be a partial or total failure to collect the amount due. Also, examiners from bank regulatory agencies periodically review UCB's loan portfolio and may require UCB to charge off loans and/or increase the reserve for credit losses to reflect their assessment of the collectibility of loans in the portfolio based on information available to them at the time of their examination. In management's opinion, UCB's reserve for credit losses was adequate to absorb losses from the loan portfolio at December 31, 1996; however, adverse changes in the economic conditions in UCB's market areas could lead to a decline in the overall quality of the loan portfolio which could result in future increases in credit loss provisions necessitated by higher levels of net loan charge-offs and additions to the reserve for credit losses. A summary of the reserve for credit losses for each of the past five years is provided in Table 10.
DEPOSITS
     UCB relies on deposits generated through its branch office network to provide the majority of funds needed to support asset growth. More specifically, core deposits (defined by UCB as total deposits less certificates of deposit issued in denominations of $100,000 or more) are the primary source of funding utilized by UCB. UCB's balance sheet growth is largely determined by the availability of deposits in its markets, the cost of attracting available deposits, and the prospects of profitably utilizing available deposits by increasing loans or investments.
     Average total deposits for the year ended December 31, 1996, amounted to $3,799,831,000, which was an increase of $358,174,000, or 10.4%, over 1995. For
1995, total deposits averaged $3,441,657,000, an increase of $416,448,000, or 13.8%, over 1994. The purchase of 12 branch offices from subsidiaries of Southern National Corporation in May 1995 added approximately $139,368,000 to the year-end 1995 totals and $105,328,000 to average deposits for 1995. Average core deposits totaled $3,545,752,000 in 1996, an increase of $320,769,000, or 9.9%, over 1995. In 1995, average core deposits increased $383,887,000, or 13.5%, over 1994.
     Certificates of deposit in denominations of less than $100,000 increased $162,006,000, or 12.6%, in 1996 over 1995. Continued active competition for core deposits has resulted in a change in the mix of interest-bearing deposits to a higher relative percentage of consumer certificates of deposit and a lower percentage of NOW, savings, and money market deposits. During 1995, consumer certificates of deposit comprised 44.1% of interest-bearing deposits with 44.0% made up of lower cost NOW, savings, and money market deposits. For 1996, the percentage of interest-bearing deposits made up of consumer certificates of deposit increased to 44.8% with a corresponding decrease to 43.3% in the percentage comprised of NOW, savings, and money market deposits.
                                       26

     The average balance of certificates of deposit issued in denominations of $100,000 or more increased $37,405,000, or 17.3%, in 1996 over 1995, which was a
$32,561,000, or 17.7%, increase over the 1994 average balance. While not a major source of funding, UCB remained competitive in the market for these deposits during 1996, and the percentage of total deposits represented by large denomination certificates of deposit increased to 6.7% of total deposits in 1996 from 6.3% in 1995.
     Interest-bearing deposits made up 84.8% of UCB's average total deposits in 1996 compared to 84.4% in 1995 and 83.0% in 1994. Interest-bearing core deposits comprised 83.8% of average core deposits in 1996 versus 83.3% in 1995 and 81.9% in 1994. Average deposits for the five years ended December 31, 1996, are summarized in Table 11.
TABLE 11.
SUMMARY OF AVERAGE DEPOSITS

                                                                Years Ended December 31,
                                        1996                   1995                   1994                   1993
                                             PERCENT                Percent                Percent                Percent
                                  AVERAGE      OF        Average      of        Average      of        Average      of
                                  BALANCE     TOTAL      Balance     Total      Balance     Total      Balance     Total
                                                                 (Dollars in thousands)
Noninterest-bearing core
  deposits....................  $   575,916  15.15  %  $   538,309   15.64 %  $   514,435   17.00 %  $   462,102   17.03 %
Interest-bearing core
  deposits:
  NOW deposits................      388,253  10.22         364,621   10.59        357,465   11.81        327,390   12.06
  Savings deposits............      231,250   6.08         242,435    7.04        262,701    8.68        220,021    8.11
  Money market deposits.......      776,647  20.44         671,062   19.50        628,278   20.77        602,772   22.21
  Certificates of deposit less
    than $100,000.............    1,443,051  37.98       1,281,045   37.22        944,309   31.22        821,797   30.27
  Other time deposits.........      130,635   3.44         127,511    3.71        133,908    4.43        130,945    4.82
    Total interest-bearing
      core deposits...........    2,969,836  78.16       2,686,674   78.06      2,326,661   76.91      2,102,925   77.47
    Total core deposits.......    3,545,752  93.31       3,224,983   93.70      2,841,096   93.91      2,565,027   94.50
Certificates of deposit of
  $100,000 or more............      254,079   6.69         216,674    6.30        184,113    6.09        149,415    5.50
    Total deposits............  $ 3,799,831  100.00 %  $ 3,441,657  100.00 %  $ 3,025,209  100.00 %  $ 2,714,442  100.00 %
                               Years Ended December 31,
                                        1992
                                             Percent
                                  Average      of
                                  Balance     Total
Noninterest-bearing core
  deposits....................  $   397,154   15.48 %
Interest-bearing core
  deposits:
  NOW deposits................      283,636   11.06
  Savings deposits............      174,700    6.81
  Money market deposits.......      584,581   22.79
  Certificates of deposit less
    than $100,000.............      778,820   30.36
  Other time deposits.........      144,629    5.63
    Total interest-bearing
      core deposits...........    1,966,366   76.65
    Total core deposits.......    2,363,520   92.13
Certificates of deposit of
  $100,000 or more............      201,970    7.87
    Total deposits............  $ 2,565,490  100.00 %

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

TABLE 12.
SHORT-TERM BORROWING DATA

                                                                                         Securities Sold    Treasury Tax
                                                                        Federal Funds    Under Agreement      and Loan
                                                                          Purchased       to Repurchase         Notes
                                                                                     (Dollars in thousands)
December 31, 1996:
  Balance outstanding at end of year.................................      $11,920           $15,858           $14,743
  Maximum amount outstanding at any month-end
     during the year.................................................       29,250            40,040            15,625
  Average balance outstanding during the year........................       17,481             6,426             7,004
  Average interest rate paid during the year.........................         5.19%             4.41%             4.91%
  Average interest rate payable at end of year.......................         6.88%             4.72%             5.15%
December 31, 1995:
  Balance outstanding at end of year.................................      $16,820           $10,936           $ 2,683
  Maximum amount outstanding at any month-end
     during the year.................................................       22,610            28,216             4,250
  Average balance outstanding during the year........................       17,227            11,636             3,098
  Average interest rate paid during the year.........................         5.79%             5.25%             5.62%
  Average interest rate payable at end of year.......................         5.50%             4.70%             5.15%
December 31, 1994:
  Balance outstanding at end of year.................................      $10,740           $49,203           $ 2,876
  Maximum amount outstanding at any month-end
     during the year.................................................       52,095            47,612             4,115
  Average balance outstanding during the year........................       19,626            22,846             2,993
  Average interest rate paid during the year.........................         3.84%             4.02%             4.19%
  Average interest rate payable at end of year.......................         5.30%             5.39%             5.20%
                                                                       Federal
                                                                         Home
                                                                         Loan
                                                                         Bank
                                                                       Advances

December 31, 1996:
  Balance outstanding at end of year.................................  $     --
  Maximum amount outstanding at any month-end
     during the year.................................................    20,000
  Average balance outstanding during the year........................     5,027
  Average interest rate paid during the year.........................      5.72%
  Average interest rate payable at end of year.......................        --%
December 31, 1995:
  Balance outstanding at end of year.................................  $     --
  Maximum amount outstanding at any month-end
     during the year.................................................    25,000
  Average balance outstanding during the year........................    13,412
  Average interest rate paid during the year.........................      6.48%
  Average interest rate payable at end of year.......................        --%
December 31, 1994:
  Balance outstanding at end of year.................................  $ 27,250
  Maximum amount outstanding at any month-end
     during the year.................................................    27,250
  Average balance outstanding during the year........................    25,940
  Average interest rate paid during the year.........................      4.54%
  Average interest rate payable at end of year.......................      6.43%

     It is UCB's policy to ensure that adequate funds are available at all times to meet the needs of its customers. Cash and cash equivalents, maturing investments and loans, and securities available for sale are principal sources of liquidity. Secondary sources of liquidity consist principally of UCB's ability to raise funds through means other than increasing core deposits. This includes maintaining the ability to increase the portfolio of large denomination certificates of deposit, keeping federal funds lines from regional and money center banks available, having access to the discount window of the Federal Reserve Bank, as well as maintaining the ability to generate funds through securitizing assets for sale in the secondary market and through issuing long-term debt and equity if appropriate. In addition, UCB's subsidiary banks are members of the Federal Home Loan Bank System which offers a variety of services to its members including credit facilities. At December 31, 1996, UCB's subsidiary banks had immediately available credit from the Federal Home Loan Bank of Atlanta totaling $106,504,000 collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences. This amount could be increased to $416,171,000 by the purchase of an additional $34,564,000 of common stock in the Federal Home Loan Bank of Atlanta. Additional amounts may be made available by using alternative collateralization methods. These funds could be drawn upon to satisfy liquidity needs or for other purposes deemed appropriate.
     UCB defines interest rate risk as the effect that changes in general interest rate trends would have on interest income and expense generated by the various categories of earning assets and interest-bearing liabilities. It is UCB's policy to maintain portfolios of earning assets and interest-bearing liabilities with maturities or repricing opportunities that will afford protection, to the extent practical, against wide interest rate fluctuations. Table 13 shows the interest-sensitivity of UCB's balance sheet on December 31, 1996. It should be noted that this table reflects the interest-sensitivity of the balance sheet as of a specific date and is not necessarily indicative of UCB's position on other dates. At December 31, 1996, UCB had a cumulative liability-sensitive static gap position (interest-bearing liabilities subject to interest rate changes exceeded earning assets subject to changes in interest rates) of $314,071,000 for 30 days and $833,876,000 for one year. This generally indicates that net interest income would experience downward pressure in a rising interest rate environment and would benefit from a declining interest rate environment. Included in interest-bearing liabilities subject to interest rate changes within 30 days are deposits totaling $869,286,000 at December 31, 1996, comprised of NOW, savings, and certain types of money market
                                       28
deposits with interest rates set by management. These types of deposits historically have not repriced coincidentally with or in the same proportion as general market indicators; therefore, UCB believes that in the near term net interest income would not likely experience significant downward pressure from rising interest rates.
TABLE 13.
INTEREST-SENSITIVITY ANALYSIS

                                                                               December 31, 1996
                                                                                        181 Day-
                                                1-30 Day     31-90 Day    91-180 Day     1 Year          Non-
                                               Sensitive     Sensitive    Sensitive     Sensitive    Sensitive(1)       Total
                                                                            (Dollars in thousands)
Earning assets:
  Loans, net of unearned income.............   $1,205,795    $ 101,990    $  137,298    $ 268,572     $  1,436,042    $3,149,697
  Taxable securities........................       54,005       53,690        70,653      247,405          450,768       876,521
  Tax-exempt securities.....................        1,100        1,536         1,984        1,595           40,786        47,001
  Short-term investments....................       90,964           --            --           --               --        90,964
     Total earning assets...................   $1,351,864    $ 157,216    $  209,935    $ 517,572     $  1,927,596    $4,164,183
Interest-bearing liabilities:
  NOW deposits..............................   $  422,164    $      --    $       --    $      --     $         --    $  422,164
  Savings deposits..........................      227,938           --            --           --               --       227,938
  Money market deposits.....................      799,031           --            --           --               --       799,031
  Certificates of deposit of $100,000 or
     more...................................       67,299       47,113        58,298       95,351           47,610       315,671
  Certificates of deposit less than
     $100,000...............................       87,308      113,772       284,830      738,098          285,231     1,509,239
  Other time deposits.......................       19,657       16,600        19,858       30,582           55,672       142,369
  Short-term borrowings.....................       42,521           --            --           --               --        42,521
  Mortgages and other notes payable.........           17            4             6           16            2,230         2,273
     Total interest-bearing liabilities.....   $1,665,935    $ 177,489    $  362,992    $ 864,047     $    390,743    $3,461,206
Cumulative interest-sensitivity gap.........   $ (314,071)   $(334,344)   $ (487,401)   $(833,876)
Cumulative ratio of interest-sensitive
  assets to interest-sensitive
  liabilities...............................        81.15%       81.86%        77.91%       72.84%

(1) EARNING ASSETS AND INTEREST-BEARING LIABILITIES THAT ARE NOT SENSITIVE TO INTEREST RATE CHANGES WITHIN ONE YEAR BECAUSE OF MATURITIES OR FIXED INTEREST RATES.
CAPITAL RESOURCES AND DIVIDENDS
     Stockholders' equity increased 8.6% to $350,469,000 at December 31, 1996, from the 1995 year-end total of $323,148,000 primarily as a result of earnings retained after dividends. Average stockholders' equity as a percentage of average total assets amounted to 7.93% in 1996, 7.85% in 1995, and 8.17% in 1994.
     Regulatory guidelines relating to capital adequacy in effect at December 31, 1996, included minimum risk-based ratios which assess capital adequacy while encompassing all credit risks, including those related to off-balance sheet activities. Capital ratios under these guidelines are computed by weighting the relative credit risk of each asset category, including off-balance sheet assets to derive risk-weighted assets. The risk-based guidelines require minimum ratios of core (Tier I) capital (common stockholders' equity, net of intangible assets other than mortgage servicing rights, and qualifying perpetual preferred stock, subject to certain limitations) to risk-weighted assets of 4.0% and total regulatory capital (core capital, unallocated reserve for credit losses up to 1.25% of risk-weighted assets, mandatory convertible securities, preferred stock, and subordinated debt, subject to certain limitations) to risk-weighted assets of 8.0%. As of December 31, 1996, UCB had a ratio of core (Tier I) capital to risk-weighted assets of 11.15% and a ratio of total regulatory capital to risk-weighted assets of 12.40%.
                                       29

     In addition to the guidelines discussed above, a minimum leverage ratio of core (Tier I) capital, as defined for risk-based guidelines, to average total assets for the previous quarter is required by federal bank regulators, ranging from 3% to 5%, subject to federal bank regulatory evaluation of the organization's overall safety and soundness. At December 31, 1996, UCB had a ratio of year-end core (Tier I) capital to average total assets less intangible assets other than purchased mortgage servicing rights for the three months ended December 31, 1996, of 7.64%.
TABLE 14.
RISK-BASED CAPITAL AND INTANGIBLE ASSETS

                                                                                                    December 31,
                                                                                          1996          1995          1994
                                                                                               (Dollars in thousands)
Stockholders' equity................................................................   $  350,469    $  323,148    $  282,598
Intangible assets, excluding capitalized mortgage servicing rights..................      (11,755)      (14,663)       (7,977)
Unrealized (gains) losses on securities available for sale,
  net of applicable deferred income taxes...........................................           70        (2,923)        5,560
  Tier I capital....................................................................      338,784       305,562       280,181
Qualifying reserve for credit losses (limited to 1.25% of risk-weighted assets).....       37,966        33,979        30,840
  Tier II capital...................................................................       37,966        33,979        30,840
Total regulatory capital............................................................   $  376,750    $  339,541    $  311,021
Total risk-weighted assets..........................................................   $3,037,280    $2,718,399    $2,480,301
Tier I capital as a percent of risk-weighted assets.................................        11.15%        11.24%        11.30%
Total regulatory capital as a percent of risk-weighted assets.......................        12.40%        12.49%        12.54%
Leverage ratio(1)...................................................................         7.64%         7.65%         8.02%
Intangible assets:
  Purchased deposit-base premiums...................................................   $    7,359    $    9,219    $      381
  Goodwill and other intangible assets..............................................        4,396         5,444         7,596
Total intangible assets, excluding capitalized mortgage servicing rights............       11,755        14,663         7,977
  Capitalized mortgage servicing rights(2)..........................................        4,817         3,683         2,555
Total intangible assets.............................................................   $   16,572    $   18,346    $   10,532

(1) COMPUTED BY DIVIDING PERIOD-END TIER I CAPITAL BY AVERAGE TOTAL ASSETS LESS INTANGIBLE ASSETS OTHER THAN CAPITALIZED MORTGAGE SERVICING RIGHTS FOR THE THREE MONTHS ENDED DECEMBER 31.
(2) CAPITALIZED MORTGAGE SERVICING RIGHTS HAD AN ESTIMATED FAIR VALUE OF $9,290,000 AT DECEMBER 31, 1996; $4,939,000 AT DECEMBER 31, 1995; AND
    $4,898,000 AT DECEMBER 31, 1994.
     The FDIC has issued regulations assigning each financial institution to one of three capital groups (well capitalized, adequately capitalized, or undercapitalized) based on the relative strength of its capital ratios. In order to be considered well capitalized, a financial institution must have a total risk-based capital ratio greater than 10%, Tier I risk-based capital ratio greater than 6%, and Tier I leverage capital ratio greater than 5%. Based on these requirements, UCB is currently considered to be well capitalized. Table 14 sets forth summary information with respect to UCB's regulatory capital ratios at December 31, 1996, 1995, and 1994.
     Cash dividends declared by UCB totaled $.72 per share in 1996 and amounted to $17,146,000 compared to $.647 per share, or $14,404,000, in 1995, and $.56 per share, or $12,061,000, in 1994. Total cash dividends declared as a percent of income before the cumulative effect of a change in accounting method amounted to 37.93% in 1996, 31.28% in 1995, and 38.22% in 1994.
                                       30

TABLE 15.
EQUITY CAPITAL GENERATION AND CAPITAL RATIOS

                                                                                    Years Ended December 31,
                                                                      1996        1995        1994        1993        1992
                                                                                     (Dollars in thousands)
Summary of changes in stockholders' equity:
  Balance, January 1.............................................   $323,148    $282,598    $269,839    $234,897    $215,126
     Net income..................................................     45,204      46,047      31,237      34,325      28,652
     Cash dividends declared.....................................    (17,146)    (14,404)    (12,061)    (10,690)     (9,198)
     Net issuance (retirement) of common stock...................      2,256         424         (12)      8,045         317
     Unrealized gains (losses) on securities available for sale,
       net of applicable deferred income taxes...................     (2,993)      8,483      (6,405)        848          --
  Balance, December 31...........................................   $350,469    $323,148    $282,598    $269,839    $234,897
Stockholders' equity as a percent of total assets at
  December 31....................................................       7.81%       8.00%       7.95%       8.07%       7.91%
Average stockholders' equity as a percent of average
  total assets...................................................       7.93        7.85        8.17        8.16        7.79
Income before cumulative effects of changes in accounting methods
  as a percent of average stockholders' equity...................      13.53       15.30       11.35       13.37       12.78
Cash dividends declared as a percent of income before cumulative
  effects of changes in accounting methods.......................      37.93       31.28       38.22       32.11       32.10
Income before cumulative effects of changes in accounting
  methods, less cash dividends declared, as a percent of average
  stockholders' equity...........................................       8.40%      10.51%       7.01%       9.08%       8.68%

     UCB's policy is to pay cash dividends that approximate 30% to 35% of operating income before the cumulative effect of changes in accounting methods; however, payments that exceed this level may occur if, in management's judgment, the underlying reason for the higher payout ratio is of a temporary or nonrecurring nature and the dividend payments can be made without materially adversely affecting UCB's capital ratios. Table 15 sets forth historical summary information with respect to UCB's equity capital generation, dividend payment history, and equity capital ratios.
     At December 31, 1996, long-term debt consisted of advances from the Federal Home Loan Bank of Atlanta of $2,176,000 and certain other loans, primarily in the form of mortgages, which amounted to $97,000. UCB's low level of long-term debt relative to equity capital would allow significant increases in debt levels if market conditions were appealing and the proceeds from any debt issuances were needed for general funding purposes or to support expansion.
     The management of UCB continually monitors and evaluates the present and expected business environment, including general economic conditions and changes in regulatory requirements, and in particular, how such conditions relate, or are likely to relate, to UCB's market areas and the operations of UCB and its competitors. Based on such ongoing evaluations, the management of UCB is not currently aware of any known trends, events, or uncertainties, other than those otherwise discussed, which will have, or that are reasonably likely to have, a material adverse effect on the liquidity, capital resources, or overall operations of UCB.
ACCOUNTING AND REGULATORY ISSUES
     As previously reported, UCB was required to adopt the provisions of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," which requires the accrual of expenses for the estimated cost of benefits provided for employees after employment but before retirement. The adoption of FAS 112 required immediate recognition of the actuarially determined liability for postemployment benefits which amounted to $529,000 at December 31, 1993. The adoption of FAS 112 resulted in a charge against net income of $316,000, net of deferred income taxes, which was recorded as a cumulative effect of a change in accounting method during the first quarter of 1994.
     As previously discussed, effective January 1, 1995, UCB adopted Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," and Financial Accounting Standards No. 118 (FAS 118), "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." FAS 114 amended FAS 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of a
                                       31
receivable when assessing the need for a loss accrual; and FAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of the restructuring. FAS 118 revises FAS 114 to permit companies to use their existing income recognition policies with respect to impaired loans rather than those set forth in FAS 114 and requires a creditor to disclose certain information concerning income recognition on impaired loans. Prior to January 1, 1995, UCB measured loan impairment in a manner generally consistent with the methods prescribed in FAS 114 and, as a result, no additional reserves for credit losses were required due to the adoption of this accounting standard.
     In October 1994, the FASB issued Financial Accounting Standards No. 119 (FAS 119), "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which requires improved disclosures about derivative financial instruments, such as futures, forward, swap or option contracts, or other financial instruments with similar characteristics. This statement requires that a distinction be made between financial instruments held or issued for the purpose of trading (including dealing or other activities reported in a trading account and measured at fair value) and financial instruments held or issued for purposes other than trading. It also amends existing requirements of FAS 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and FAS 107, "Disclosures about Fair Value of Financial Instruments," to require that same distinction in certain disclosures required by those statements. UCB adopted FAS 119 in 1994 and has made the required disclosures in its consolidated financial statements.
     As previously discussed, effective April 1, 1995, UCB adopted Financial Accounting Standards No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement amends certain provisions of FAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. Under FAS 65, the cost of originated mortgage servicing rights was not recognized as an asset and was charged to earnings when the related loan was sold. As a result of adopting FAS 122, beginning April 1995, the estimated fair values of the rights to service mortgage loans for others have been capitalized on loans originated by UCB. Gains on the sale of mortgage loans into the secondary market totaling $964,000 in 1996 and $592,000 in 1995 were recorded due to the adoption of FAS 122.
     FAS 122 has a different cost allocation methodology than FAS 65 for purchased mortgage servicing rights. FAS 65 allocated such costs incurred in excess of the market value of the loans without the servicing rights, whereas FAS 122 allocates costs based on the relative market values of the purchased servicing rights and the related loans. The application of the FAS 122 cost allocation method to purchased mortgage servicing rights acquired during the year ended December 31, 1996, was not material.
     FAS 122 also requires that all capitalized mortgage servicing rights be evaluated for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The adoption of FAS 122 resulted in a valuation adjustment of $30,000 to capitalized mortgage servicing rights at December 31, 1996, and $104,000 at December 31, 1995.
     In March 1995, the FASB issued Financial Accounting Standards No. 121 (FAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value less costs to sell. UCB adopted FAS 121 on January 1, 1996, with no material effect on the consolidated financial statements.
                                       32

     In October 1995, the FASB issued Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation cost would be shown as an expense on the income statement. Companies may choose to continue to measure compensation for stock-based plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Entities electing to continue the accounting prescribed in APB 25 will be required to disclose in the notes to the financial statements what net income and earnings per share would have been if the fair value-based method of accounting defined in FAS 123 had been applied. UCB adopted FAS 123 on January 1, 1996, and elected to continue to measure compensation cost using APB
25. Disclosures concerning the effect of the application of the fair value-based method of accounting defined by FAS 123 on net income and earnings per share are contained in Note 8 to the consolidated financial statements.
     In September 1996, the FASB issued Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes accounting standards for determining when a liability should be considered extinguished through the transfer of assets to a creditor or setting aside assets dedicated to eventually settling a liability. The statement provides conditions for determining if a transferor has surrendered control over transferred financial assets and requirements for derecognizing a liability when it is extinguished. The statement also requires the recognition of either a servicing asset or a servicing liability when an entity undertakes an obligation to service financial assets. Such servicing assets or liabilities shall be amortized in proportion to and over the period of the estimated net servicing income or loss, as appropriate. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, to be applied only on a prospective basis. The application of FAS 125 is not anticipated to have a material impact on UCB's financial condition or results of operations.
     The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB, and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of any proposed statements on the corporation's consolidated financial statements and monitors the status of any changes to issued exposure drafts and to proposed effective dates.
     UCB and its subsidiaries are subject to regulation and examination by state and federal bank regulatory agencies and are subject to the accounting and disclosure requirements of the Securities and Exchange Commission. There are no pending material regulatory recommendations or actions concerning UCB with which management has not complied.
                                       33

UNITED CAROLINA BANCSHARES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

                                                                                                              December 31,
                                                                                                           1996             1995
                                                                                                             (In thousands)
ASSETS:
  Cash and due from banks -- noninterest-bearing..................................................   $        199,487    $  179,679
  Federal funds sold and other short-term investments.............................................             90,964        45,413
  Securities available for sale (amortized costs of $877,268,000 in 1996
     and $764,923,000 in 1995)....................................................................            877,432       769,956
  Investment securities (approximate market values of $47,334,000 in 1996
     and $99,270,000 in 1995).....................................................................             46,090        97,354
  Loans, net of unearned income...................................................................          3,149,697     2,826,987
       Less reserve for credit losses.............................................................            (46,138)      (43,464)
          Net loans...............................................................................          3,103,559     2,783,523
  Premises and equipment..........................................................................             55,872        58,002
  Other assets....................................................................................            114,439       103,591
          Total assets............................................................................   $      4,487,843    $4,037,518
LIABILITIES AND STOCKHOLDERS' EQUITY:
  Deposits:
     Noninterest-bearing demand deposits..........................................................   $        633,014    $  578,865
     Interest-bearing deposits:
       NOW, savings, and money market deposits....................................................          1,449,133     1,354,193
       Certificates of deposit of $100,000 or more................................................            315,671       206,235
       Other time deposits........................................................................          1,651,608     1,498,359
          Total deposits..........................................................................          4,049,426     3,637,652
  Short-term borrowings...........................................................................             42,521        30,439
  Mortgages and other notes payable...............................................................              2,273         2,975
  Other liabilities...............................................................................             43,154        43,304
          Total liabilities.......................................................................          4,137,374     3,714,370
  Stockholders' equity:
     Preferred stock, par value $10 per share:
       Authorized 2,000,000 shares; none issued
     Common stock, par value $4 per share:
       Authorized 40,000,000 shares; issued 24,316,631 shares in 1996
          and 24,137,791 shares in 1995...........................................................             97,267        96,551
     Surplus......................................................................................             51,676        50,183
     Retained earnings............................................................................            201,596       173,491
     Unrealized gains (losses) on securities available for sale,
       net of deferred income taxes...............................................................                (70)        2,923
          Total stockholders' equity..............................................................            350,469       323,148
          Total liabilities and stockholders' equity..............................................   $      4,487,843    $4,037,518

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       34

UNITED CAROLINA BANCSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

                                                                                            Years Ended December 31,
                                                                                        1996          1995          1994
                                                                                             (Dollars in thousands
                                                                                           except per share amounts)
INTEREST INCOME:
  Interest on loans................................................................   $272,301      $255,251      $212,511
  Interest and dividends on:
     Taxable securities............................................................     48,760        38,232        27,318
     Tax-exempt securities.........................................................      3,137         3,854         4,980
  Interest on federal funds sold and other short-term investments..................      4,741         6,754         2,431
       Total interest income.......................................................    328,939       304,091       247,240
INTEREST EXPENSE:
  Interest on deposits.............................................................    147,744       132,620        89,430
  Interest on short-term borrowings................................................      1,823         2,653         2,948
  Interest on mortgages and other notes payable....................................        165           170           164
       Total interest expense......................................................    149,732       135,443        92,542
NET INTEREST INCOME................................................................    179,207       168,648       154,698
PROVISION FOR CREDIT LOSSES........................................................      8,850         7,292         3,549
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..............................    170,357       161,356       151,149
NONINTEREST INCOME:
  Service charges on deposit accounts..............................................     24,599        24,043        23,874
  Trust income.....................................................................      5,983         5,243         5,163
  Mortgage banking fees............................................................      4,737         4,050         3,564
  Insurance commissions............................................................      6,139         5,252         3,773
  Brokerage and annuity commissions................................................      2,347         2,152         2,363
  Other service charges, commissions, and fees.....................................      7,109         5,073         4,906
  Net gains on mortgages originated for resale.....................................        756           760           329
  Net gains on trading account securities..........................................          3             4             8
  Net losses on dispositions of securities available for sale......................       (183)           --           (59)
  Net gains on dispositions of investment securities...............................         64             7             5
  Other operating income...........................................................        561           477           952
       Total noninterest income....................................................     52,115        47,061        44,878
NONINTEREST EXPENSES:
  Personnel expense................................................................     85,061        78,390        78,586
  Occupancy expense................................................................     10,388        10,226        10,357
  Equipment expense................................................................      7,137         7,184         6,824
  Other noninterest expenses, excluding restructuring charges......................     50,127        41,496        39,032
  Restructuring charges............................................................         --            --        11,906
       Total noninterest expenses..................................................    152,713       137,296       146,705
INCOME BEFORE INCOME TAXES.........................................................     69,759        71,121        49,322
  Income tax provision.............................................................     24,555        25,074        17,769
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING METHOD...................     45,204        46,047        31,553
  Cumulative effect of a change in accounting method...............................         --            --          (316)
NET INCOME.........................................................................   $ 45,204      $ 46,047      $ 31,237
PER SHARE DATA:
  Income before cumulative effects of changes in accounting methods................   $   1.87      $   1.91      $   1.32
  Net income.......................................................................   $   1.87      $   1.91      $   1.30
  Cash dividends declared..........................................................   $    .72      $   .647      $    .56
  Book value at year-end...........................................................   $  14.41      $  13.39      $  11.77
Average number of shares outstanding...............................................   24,210,796    24,099,190    23,954,818

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       35

UNITED CAROLINA BANCSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
THREE YEARS ENDED DECEMBER 31, 1996

                                                                                                               Unrealized
                                                                                                                 Gains
                                                                                                                (Losses)
                                                                   Common Stock                                    on
                                                               Number of                                       Securities
                                                                Shares      Aggregate               Retained   Available
                                                              Outstanding   Par Value    Surplus    Earnings    for Sale
                                                                                (Dollars in thousands)
Balance, January 1, 1994, as previously reported............   21,938,462    $87,754     $ 42,901   $120,415    $    845
  Merger with Seaboard Savings Bank.........................      415,752      1,663        1,773      2,104          --
  Merger with Triad Bank....................................    1,470,075      5,881        5,069      1,434          --
Balance, January 1, 1994, as restated.......................   23,824,289     95,298       49,743    123,953         845
  Net income................................................           --         --           --     31,237          --
  Cash dividends declared, $.56 per share...................           --         --           --    (11,939)         --
  Cash dividend declared by pooled bank prior to merger.....           --         --           --       (122)         --
  Issuance of common stock:
     To effect insurance agencies mergers...................       54,604        218         (612)       (73)         --
     By pooled banks prior to mergers.......................      140,389        561        1,027     (1,105)         --
  Retirement of common stock................................       (1,557)        (6)         (24)         2          --
  Unrealized losses on securities available for sale,
     net of applicable deferred income taxes................           --         --           --         --      (6,405)
Balance, December 31, 1994..................................   24,017,725     96,071       50,134    141,953      (5,560)
  Net income................................................           --         --           --     46,047          --
  Cash dividends declared, $.647 per share..................           --         --           --    (14,313)         --
  Cash dividend declared by pooled bank prior to
     merger.................................................           --         --           --        (91)         --
  Issuance of common stock:
     By pooled banks prior to mergers.......................       17,055         68          113         32          --
     To effect insurance agency merger......................       66,320        265         (214)       (88)         --
     Under stock option plans...............................       36,691        147          150        (49)         --
  Unrealized gains on securities available for sale,
     net of applicable deferred income taxes................           --         --           --         --       8,483
Balance, December 31, 1995..................................   24,137,791     96,551       50,183    173,491       2,923
  Net income................................................           --         --           --     45,204          --
  Cash dividends declared, $.72 per share...................           --         --           --    (17,146)         --
  Issuance of common stock:
     By pooled banks prior to mergers.......................       29,949        120          327         45          --
     To effect insurance agency merger......................       37,123        149         (147)        --          --
     Under stock option plans...............................      112,630        451        1,331         --          --
     Retirement of common stock.............................         (862)        (4)         (18)         2          --
  Unrealized losses on securities available for sale,
     net of applicable deferred income taxes................           --         --           --         --      (2,993)
Balance, December 31, 1996..................................   24,316,631    $97,267     $ 51,676   $201,596    $    (70)
                                                                  Total
                                                              Stockholders'
                                                                 Equity
Balance, January 1, 1994, as previously reported............    $ 251,915
  Merger with Seaboard Savings Bank.........................        5,540
  Merger with Triad Bank....................................       12,384
Balance, January 1, 1994, as restated.......................      269,839
  Net income................................................       31,237
  Cash dividends declared, $.56 per share...................      (11,939)
  Cash dividend declared by pooled bank prior to merger.....         (122)
  Issuance of common stock:
     To effect insurance agencies mergers...................         (467)
     By pooled banks prior to mergers.......................          483
  Retirement of common stock................................          (28)
  Unrealized losses on securities available for sale,
     net of applicable deferred income taxes................       (6,405)
Balance, December 31, 1994..................................      282,598
  Net income................................................       46,047
  Cash dividends declared, $.647 per share..................      (14,313)
  Cash dividend declared by pooled bank prior to
     merger.................................................          (91)
  Issuance of common stock:
     By pooled banks prior to mergers.......................          213
     To effect insurance agency merger......................          (37)
     Under stock option plans...............................          248
  Unrealized gains on securities available for sale,
     net of applicable deferred income taxes................        8,483
Balance, December 31, 1995..................................      323,148
  Net income................................................       45,204
  Cash dividends declared, $.72 per share...................      (17,146)
  Issuance of common stock:
     By pooled banks prior to mergers.......................          492
     To effect insurance agency merger......................            2
     Under stock option plans...............................        1,782
     Retirement of common stock.............................          (20)
  Unrealized losses on securities available for sale,
     net of applicable deferred income taxes................       (2,993)
Balance, December 31, 1996..................................    $ 350,469

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       36

UNITED CAROLINA BANCSHARES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                                                                  Years Ended December 31,
                                                                                               1996         1995         1994
                                                                                                       (In thousands)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................   $  45,204    $  46,047    $  31,237
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization, net of accretion.......................................      11,606        9,817        8,394
    Provision for credit losses...........................................................       8,850        7,292        3,549
    Net (increase) decrease in loans originated for resale................................       4,995      (11,263)      21,064
    Provision for deferred taxes and decrease in taxes payable............................      (2,243)          (5)      (3,791)
    Increase in accrued interest receivable...............................................        (412)      (7,267)      (4,355)
    (Increase) decrease in prepaid expenses...............................................      (6,170)       1,484       (4,713)
    (Increase) decrease in other accounts receivable......................................      (1,740)      (1,843)      14,917
    Increase in accrued interest payable..................................................       1,143        4,020        1,121
    Increase (decrease) in accrued expenses...............................................        (953)        (565)      14,198
    Decrease in deferred loan fees, net of deferred costs.................................      (1,248)        (178)        (206)
    Decrease in unearned income on loans..................................................          --           (1)         (42)
    Other, net............................................................................         662          492          498
      Total adjustments...................................................................      14,490        1,983       50,634
      Net cash provided by operating activities...........................................      59,694       48,030       81,871
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and issuer calls of securities available for sale..............     540,007      623,933      198,200
  Proceeds from maturities and issuer calls of investment securities......................      14,792       13,796       18,808
  Proceeds from sales of securities available for sale....................................      12,225           --       25,281
  Proceeds from sales of investment securities............................................          --        3,810           --
  Purchases of securities available for sale..............................................    (627,804)    (791,581)    (198,006)
  Purchases of investment securities......................................................          --      (69,598)     (10,420)
  Net increase in loans outstanding.......................................................    (336,046)    (230,780)    (237,399)
  Purchases of premises and equipment.....................................................      (5,558)      (3,914)      (5,512)
  Proceeds from sales of premises and equipment...........................................       1,450        1,741        1,091
  Purchases and originations of mortgage loan servicing rights............................      (2,054)      (1,331)        (701)
  Sales of foreclosed assets..............................................................       1,495        2,234        5,772
  Net cash acquired in purchase of branch offices.........................................          --      110,376           --
  Other, net..............................................................................      (1,079)      (6,409)       6,403
      Net cash used in investing activities...............................................    (402,572)    (347,723)    (196,483)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposit accounts........................................................     411,774      352,664      139,130
  Net increase (decrease) in federal funds purchased......................................      (4,900)       6,080      (15,560)
  Net increase (decrease) in securities sold under agreement to repurchase................       4,922      (37,784)      34,946
  Net increase (decrease) in other short-term borrowings..................................      12,060      (27,926)      25,255
  Proceeds from mortgages and other notes payable.........................................          --          702           --
  Repayments of mortgages and other notes payable.........................................        (727)         (32)        (212)
  Issuance of common stock................................................................       2,274          461          483
  Retirement of common stock..............................................................         (20)          --          (28)
  Dividends paid..........................................................................     (17,146)     (14,404)     (12,061)
      Net cash provided by financing activities...........................................     408,237      279,761      171,953
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................      65,359      (19,932)      57,341
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................................     225,092      245,024      187,683
CASH AND CASH EQUIVALENTS AT END OF YEAR..................................................   $ 290,451    $ 225,092    $ 245,024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
  Interest................................................................................   $ 148,589    $ 131,989    $  91,177
  Income taxes............................................................................   $  26,797    $  24,875    $  21,654
SIGNIFICANT NONCASH TRANSACTIONS:
  Loans transferred to real estate acquired in settlement of debt.........................   $   4,402    $   1,676    $   4,543
  Loans originated to facilitate the sale of foreclosed assets............................   $     994    $     638    $     372
  Investment securities transferred to securities available for sale portfolio............   $  36,646    $ 203,101    $  14,815
  Securities available for sale transferred to investment securities portfolio............   $     240    $      --    $   2,316
  Unrealized gains (losses) on securities available for sale..............................   $  (4,869)   $  12,486    $  (8,774)
  Issuance of common stock in insurance agencies mergers..................................   $       2    $     (37)   $    (467)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                       37

UNITED CAROLINA BANCSHARES CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     PRINCIPLES OF CONSOLIDATION AND REPORTING -- The consolidated financial statements include the accounts of United Carolina Bancshares Corporation (Parent Company) and its subsidiaries, the principal ones being United Carolina Bank and United Carolina Bank of South Carolina. All significant intercompany balances and transactions have been eliminated. In certain instances, amounts reported in prior consolidated financial statements have been reclassified to present them in the format selected for 1996. Such reclassifications had no effect on the net income or stockholders' equity as previously reported. The consolidated financial statements for periods prior to 1996 have been restated to include the accounts of Seaboard Savings Bank, Inc. and Triad Bank which were acquired by merger during 1996 and accounted for as poolings-of-interests.
     BASIS OF FINANCIAL STATEMENT PRESENTATION -- The financial statements have been prepared in conformity with generally accepted accounting principles. In the preparation of the financial statements, management was required to make certain estimates and assumptions that affected the reported value of certain assets and liabilities at the end of each year presented and the revenues and expenses for those periods. Actual results could differ from these estimates and assumptions.
     SECURITIES AVAILABLE FOR SALE -- Securities classified as available for sale are purchased with the intent to hold until maturity; however, infrequent sales may be necessary due to liquidity needs arising from unanticipated deposit and loan fluctuations, changes in regulatory capital and investment requirements, or significant unforeseen changes in market conditions, including interest rates and market values of securities held in the portfolio. Investments in securities available for sale are stated at market value with the resultant unrealized gains and losses included as a component of stockholders' equity, net of applicable deferred income taxes. Gains and losses from sales of securities available for sale are recognized using the identified certificate method. See Note 2.
     INVESTMENT SECURITIES -- Securities are classified as held to maturity (investment securities) at the time of purchase when UCB has the ability and positive intent to hold such securities to maturity. Investments in debt securities are stated at cost, adjusted for amortization of premium and accretion of discount computed on a level-yield basis. Gains and losses from dispositions of investment securities are recognized using the identified certificate method. See Note 2.
     TRADING ACCOUNT SECURITIES -- Debt securities purchased with the intent to sell at a short-term profit are classified as trading account securities and are stated at market value at the reporting date. Realized and unrealized changes in market value are recognized in net trading revenue in the period in which the changes occur.
     LOANS -- Loans are stated at the principal amount outstanding, less unearned income and deferred nonrefundable loan fees, net of certain origination costs. Interest on substantially all loans is accrued on the unpaid principal balance outstanding. Nonrefundable loan origination fees and costs associated with the lending process are deferred and recognized as a yield adjustment over the life of the related loan. See Note 3.
     Mortgage loans originated for sale in the secondary market are stated at the lower of aggregate cost or market value. Gains and losses on hedges of mortgage loans held for sale in the secondary market are included in the carrying amounts of such loans and are ultimately recognized in income as part of the underlying gain or loss on the sale of the underlying asset. See Note 3.
     Accrual of interest income on loans is suspended when, in management's judgment, doubts exist as to the collectibility of additional interest within a reasonable time. Loans are returned to accrual status when management determines, based on an evaluation of the underlying collateral together with the borrower's payment record and financial condition, that the borrower has the ability and intent to meet the contractual obligations of the loan agreement. See Note 3.
     Real or personal properties taken in settlement of loans either through foreclosure, repossession, or in lieu of foreclosure are carried at the lower of the unpaid loan balance for which the property served as collateral or estimated fair value less estimated disposal costs. Costs incurred during the period of ownership of the property are charged to other operating expenses. Gains and losses from disposition or revaluation of the estimated fair value of the property after acquisition are charged or credited to other operating expenses as incurred or realized.
                                       38

     RESERVE FOR CREDIT LOSSES -- The reserve for credit losses is established by provisions charged to operations and is maintained at a level that, in the opinion of management, is adequate to absorb inherent losses from the lending activities of UCB's subsidiaries. The level of the reserve is based on historical loss experience, adjusted when required to give current recognition to economic and other relevant factors. In determining the level of the reserve for credit losses, management takes into consideration loan volumes and outstandings, loan loss experience, risk ratings assigned to nonconsumer loans, identified problem loans, the present and expected economic conditions in general, and, in particular, how such conditions relate to the market areas served. Adverse changes in the economic conditions in UCB's market areas, however, may necessitate future additions to the reserve for credit losses. Also, examiners from bank regulatory agencies periodically review UCB's loan portfolio and may require the corporation to charge off loans and/or increase the reserve for credit losses to reflect their assessment of the collectibility of loans in the portfolio based on information available to them at the time of their examination. See Note 3.
     MORTGAGE SERVICING RIGHTS -- Purchased mortgage servicing rights represent the acquisition costs, net of accumulated amortization, of mortgage servicing rights purchased from third parties. Originated mortgage servicing rights represent the capitalized estimated fair values of the rights to service mortgage loans for others on loans originated by UCB for sale in the secondary market. Mortgage servicing rights are currently amortized over a period of seven years, adjusted when appropriate to give effect to changes in prepayment speeds of the underlying mortgages. In accordance with bank regulatory requirements, an outside party valued the portfolio of purchased mortgage servicing rights as of the end of each calendar quarter during the three years ended December 31, 1996, for the purpose of calculating regulatory capital and regulatory capital ratios. These valuations were performed using discounted cash flows as a basis for determining fair value. See Note 4.
     PREMISES AND EQUIPMENT -- Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Furniture and equipment are depreciated using lives ranging from five to ten years, and buildings are depreciated using a 39-year life. Leasehold improvements are amortized over the terms of the respective leases or estimated useful lives of the improvements, whichever is shorter. For income tax purposes, depreciation is computed primarily using an accelerated method over the lives prescribed by current tax regulations. Gains from sale/leaseback transactions are amortized over the terms of the respective leases of the facilities as reductions in occupancy expense. See Note 5.
     INTANGIBLE ASSETS -- Purchased deposit-base premiums represent the portion of the purchase price of acquired branch operations allocated to the core deposit base. Purchased deposit-base premiums are amortized on an accelerated method over a seven-year period. Goodwill, all of which arose from the 1993 acquisition of Home Federal Savings Bank of Eastern North Carolina, is being amortized on a straight-line basis over ten years. Management reviews the appropriateness of the amortization period and the balance of intangible assets outstanding when economic events occur which may negatively impact the value of such intangible assets to UCB and adjusts the remaining amortization period and/or balance as deemed appropriate.
     INCOME AND EXPENSE RECOGNITION -- The accrual method of accounting is used for all significant categories of income and expense. Immaterial amounts of insurance commissions, trust income, and other miscellaneous fees are reported when received.
     PENSION PLANS -- The qualified defined benefit pension plan covers all employees with one or more years of service with UCB or its subsidiaries. Pension costs are accounted for in accordance with the requirements of Financial Accounting Standards No. 87 (FAS 87), "Employers' Accounting for Pensions." The projected unit credit method is utilized for computing net periodic pension cost. UCB's funding policy is to contribute annually an amount calculated under the normal cost actuarial method. See Note 8.
     The nonqualified supplemental pension plan covers designated senior officers with one or more years of service with UCB or its subsidiaries. Pension costs are accounted for in accordance with the requirements of FAS 87 utilizing the projected unit credit method for computing net periodic pension costs. UCB's policy is to fund supplemental pension benefits on a cash basis. See Note 8.
                                       39

     POSTRETIREMENT MEDICAL BENEFITS -- UCB provides health care benefits to retired employees. Beginning in 1993, postretirement medical costs were accounted for in accordance with the requirements of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." The net claims model is utilized to determine UCB's projected liability. UCB's policy is to fund current claims as presented. Prior to 1993, UCB accounted for postretirement medical benefits on a cash basis. See
Note 8.
     POSTEMPLOYMENT MEDICAL BENEFITS -- UCB provides health care benefits to substantially all employees who have become disabled. Beginning in 1994, postemployment medical costs are accounted for in accordance with the requirements of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits." The net claims model is utilized to determine UCB's projected liability. UCB's policy is to fund current claims as presented. Prior to 1994, UCB accounted for postemployment medical benefits on a cash basis. See Note 8.
     INCOME TAX PROVISION -- The income tax provision is based on financial statement income adjusted for certain items, primarily tax-exempt interest. The account includes a provision for deferred income taxes which arise from the income tax effect of the differences in the carrying values of assets and liabilities reported for financial statement and income tax purposes. See Note 9.
     STATEMENTS OF CASH FLOWS -- For purposes of the statements of cash flows, UCB considers cash and cash equivalents to include cash and due from banks, federal funds sold, and other short-term investments.
     PER SHARE DATA -- Earnings per share are computed based on the weighted average number of shares outstanding during each period, adjusted retroactively for the pooling-of-interests acquisitions by merger of Seaboard Savings Bank and Triad Bank, (see Note 17), and the 3-for-2 stock split effected in the form of a stock dividend declared January 17, 1996. Cash dividends per share are computed based on the historical number of shares outstanding at date of declaration adjusted retroactively for the 3-for-2 stock split. Book values per share are computed based on the number of shares outstanding at the end of each period, adjusted retroactively for the acquisitions by merger of Seaboard Savings Bank and Triad Bank and the 3-for-2 stock split. Dilution of earnings per share that would result from the exercise of all outstanding stock options was immaterial.
                                       40

NOTE 2 -- SECURITIES
     The Financial Accounting Standards Board (FASB) has issued Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. These investments are to be classified in three categories and accounted for as follows: (1) debt securities that the entity has the positive intent and the ability to hold to maturity are classified as held to maturity and reported at amortized cost; (2) debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings; and (3) debt and equity securities not classified as either held to maturity or trading securities are classified as available for sale and reported at fair value, with net unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity.
     During 1994, pursuant to the provisions of FAS 115, securities classified as held to maturity by a pooled bank with an amortized cost of $300,000 were transferred to the available for sale category. In addition, securities classified as available for sale by a pooled bank with an amortized cost of $2,316,000 were transferred to the held to maturity category. These transfers were instituted to conform acquired portfolios of securities to the classifications used by UCB.
     During the period of November 15, 1995, through December 31, 1995, the Financial Accounting Standards Board permitted a one-time reassessment of the appropriateness of the designations of all securities and a redesignation of securities if appropriate. As a result of this reassessment, UCB reclassified securities with a book value of $203,101,000 and a market value of $204,340,000 to securities available for sale from investment securities.
     The following is a summary of the securities portfolios by major classification:

                                                                         December 31,
                                                1996                                            1995                         1994
                                                              APPROXIMATE                                     Approximate
                           AMORTIZED  UNREALIZED  UNREALIZED    MARKET     Amortized  Unrealized  Unrealized    Market     Amortized
                             COST       GAINS       LOSSES       VALUE       Cost       Gains       Losses       Value       Cost
                                                                        (In thousands)
Securities available for
 sale:
United States government
 securities............... $784,943     $1,882      $1,125     $ 785,700   $585,795     $5,521       $127      $ 591,189   $329,070
Obligations of United
 States government
 agencies and
 corporations.............   52,773         59         118        52,714    136,590          4         74        136,520     20,917
Mortgage-backed
 securities(1)............   25,846         34         570        25,310     29,628         53        346         29,335     34,830
Obligations of states and
 political subdivisions...    1,100          2          --         1,102      1,340          2      --             1,342         --
Federal Home Loan Bank
 stock....................   12,200         --          --        12,200     10,941         --      --            10,941     10,877
Other securities..........      406         --          --           406        629         --      --               629         69
   Total securities
    available for
    sale.................. $877,268     $1,977      $1,813     $ 877,432   $764,923     $5,580       $547      $ 769,956   $395,763
Investment securities:
United States government
 securities............... $     --     $   --      $   --     $      --   $ 10,396     $  141       $168      $  10,369   $140,161
Obligations of United
 States government
 agencies and
 corporations.............       --         --          --            --     21,713         --      --            21,713     23,615
Mortgage-backed
 securities...............       --         --          --            --      4,508         16         44          4,480      5,633
Obligations of states and
 political subdivisions...   46,090      1,286          42        47,334     60,660      2,011         40         62,631     77,071
Other securities..........       --         --          --            --         77         --      --                77        798
   Total investment
    securities............ $ 46,090     $1,286      $   42     $  47,334   $ 97,354     $2,168       $252      $  99,270   $247,278
                                      December 31,
                               1994                Approximate
                            Unrealized  Unrealized    Market
                              Gains       Losses       Value
Securities available for
 sale:
United States government
 securities...............    $   --      $4,262     $ 324,808
Obligations of United
 States government
 agencies and
 corporations.............        --          73        20,844
Mortgage-backed
 securities(1)............         1       3,118        31,713
Obligations of states and
 political subdivisions...        --          --            --
Federal Home Loan Bank
 stock....................        --          --        10,877
Other securities..........        --           1            68
   Total securities
    available for
    sale..................    $    1      $7,454     $ 388,310
Investment securities:
United States government
 securities...............    $   --      $7,806     $ 132,355
Obligations of United
 States government
 agencies and
 corporations.............        --         194        23,421
Mortgage-backed
 securities...............        --          --         5,633
Obligations of states and
 political subdivisions...     1,035       1,039        77,067
Other securities..........        --          --           798
   Total investment
    securities............    $1,035      $9,039     $ 239,274

(1) AT DECEMBER 31, 1996, UCB OWNED COLLATERALIZED MORTGAGE OBLIGATIONS ISSUED BY THE FEDERAL HOME LOAN MORTGAGE CORPORATION (FHLMC) WHICH HAD AN AMORTIZED COST OF $8,918,000 AND A MARKET VALUE OF $8,770,000; AND COLLATERALIZED MORTGAGE OBLIGATIONS ISSUED BY THE FEDERAL NATIONAL MORTGAGE ASSOCIATION
    (FNMA) WHICH HAD AN AMORTIZED COST OF $11,454,000 AND A MARKET VALUE OF $11,189,000. UCB ALSO OWNED COLLATERALIZED MORTGAGE OBLIGATIONS ISSUED BY A PRIVATE ISSUER AND GUARANTEED BY THE GOVERNMENT NATIONAL MORTGAGE ASSOCIATION (GNMA). THESE SECURITIES HAD AN AMORTIZED COST OF $319,000 AND A MARKET VALUE OF $336,000. OTHER MORTGAGE-BACKED PASS-THROUGH SECURITIES ISSUED BY VARIOUS UNITED STATES GOVERNMENT AGENCIES AND CORPORATIONS WITH A BOOK VALUE OF $5,155,000 AND A MARKET VALUE OF $5,015,000 WERE ALSO HELD AT DECEMBER 31, 1996. AT DECEMBER 31, 1996, NONE OF THE COLLATERALIZED MORTGAGE OBLIGATIONS OWNED BY UCB WERE CONSIDERED HIGH-RISK MORTGAGE SECURITIES UNDER CURRENT REGULATORY GUIDELINES.
                                       41

     The aggregate amortized costs and approximate market values of the securities available for sale and investment securities portfolios at December 31, 1996, by remaining contractual maturity are summarized as follows:

                                                                       Securities Available
                                                                             for Sale             Investment Securities
                                                                                  Approximate                 Approximate
                                                                     Amortized      Market       Amortized      Market
                                                                       Cost          Value         Cost          Value
                                                                                        (In thousands)
Debt securities:
  Due in 1 year or less............................................  $ 412,459     $ 413,195      $ 5,255       $ 5,298
  Due in 1 year through 5 years....................................    425,994       425,972       24,382        25,143
  Due after 5 years through 10 years...............................        298           284       13,766        14,034
  Due after 10 years...............................................        100           100        2,687         2,859
  Mortgage-backed securities.......................................     25,846        25,310           --            --
     Total debt securities.........................................    864,697       864,861       46,090        47,334
Equity securities..................................................     12,571(1)     12,571(1)        --            --
     Total securities..............................................  $ 877,268     $ 877,432      $46,090       $47,334

(1) AT DECEMBER 31, 1996, UCB OWNED STOCK IN THE FEDERAL HOME LOAN BANK OF ATLANTA WITH BOOK AND MARKET VALUES OF $12,200,000, WHICH IS INCLUDED IN EQUITY SECURITIES AND CLASSIFIED AS AVAILABLE FOR SALE.
     In 1995, investment securities with book values of $3,810,000 were put back to their issuers with no resulting gains or losses. The decisions to exercise the put options contained in the original bond purchase agreements were the result of the lowering of the debt ratings on these securities in 1995 to a level below the minimum standards specified by UCB's investment policy. Gross gains of $64,000 in 1996, $7,000 in 1995, and $5,000 in 1994 were realized as the result of securities called for early redemption by the issuers.
     Proceeds from the sale of investments in securities classified as available for sale amounted to $12,225,000 in 1996 and $25,281,000 in 1994. Gross gains of $13,000 and gross losses of $196,000 were realized on the 1996 sales, and gross losses of $59,000 were realized on the 1994 sales.
     During 1996, securities classified as held to maturity by pooled banks with an amortized cost of $36,646,000 have been transferred to the available for sale category. In addition, securities classified as available for sale by pooled banks with an amortized cost of $240,000 have been transferred to the held to maturity category. These transfers were instituted to conform the acquired portfolios of securities to the classifications used by UCB.
     Securities with book values of $398,323,000 at December 31, 1996, and $388,540,000 at December 31, 1995, were pledged to secure public funds on deposit, securities sold under agreement to repurchase, and for other purposes required by law. See Note 6.
     At December 31, 1996, UCB owned securities of no issuers other than the United States government that exceeded 10% of UCB's stockholders' equity.
     At December 31, 1996, UCB owned municipal bonds with a book value of $152,000 that had ratings of less than investment grade and securities with a book value of $997,000 at December 31, 1996, which had not been rated by a rating agency. Included in the unrated securities were bonds with a book value of $952,000 that are collateralized by United States government securities. The majority of the balance of unrated municipal bonds as well as the securities that had ratings of less than investment grade were bonds issued by municipalities located within UCB's market areas. UCB monitors the operations of these municipalities, and it is management's opinion that no more than a normal risk of loss exists on these securities.
     Other than the mortgage-backed securities discussed above, UCB owned no securities at December 31, 1996, which were considered derivative investments by regulatory authorities.
                                       42

NOTE 3 -- LOANS AND RESERVE FOR CREDIT LOSSES
     The following is a summary of loans outstanding by major classification:

                                                                                                           December 31,
                                                                                                        1996          1995
                                                                                                          (In thousands)
Loans secured by real estate:
  Construction and land acquisition and development...............................................   $  297,921    $  226,326
  Secured by nonfarm, nonresidential properties...................................................      655,330       620,367
  Secured by farmland.............................................................................       82,097        90,658
  Secured by multifamily residences...............................................................       78,008        65,097
     Total loans secured by real estate, excluding loans secured by
       1-4 family residences......................................................................    1,113,356     1,002,448
  Revolving credit secured by 1-4 family residences...............................................      146,205       140,032
  Other loans secured by 1-4 family residences(1).................................................      626,888       613,846
     Total loans secured by 1-4 family residences.................................................      773,093       753,878
     Total loans secured by real estate...........................................................    1,886,449     1,756,326
Commercial, financial, and agricultural loans, excluding loans secured by real estate.............      340,242       296,778
Loans to individuals for household, family, and other personal expenditures,
  excluding loans secured by real estate..........................................................      824,569       691,193
All other loans and lease receivables.............................................................       98,006        83,507
     Total loans..................................................................................    3,149,266     2,827,804
  Net (unearned income) deferred origination costs................................................          431          (817)
     Loans, net of unearned income................................................................   $3,149,697    $2,826,987

(1) INCLUDES $8,864,000 AT DECEMBER 31, 1996, AND $16,084,000 AT DECEMBER 31,
    1995, IN PERMANENT MORTGAGES ORIGINATED FOR SALE IN THE SECONDARY MARKET WHICH ARE STATED AT THE LOWER OF AGGREGATE COST OR MARKET VALUE.
     It is UCB's policy to review each prospective credit in order to determine acceptable repayment terms, levels of collateral required, if any, and such other conditions as may be appropriate to secure the credit prior to commitment. The type of collateral accepted ranges from highly liquid assets, such as cash on deposit, to unimproved real estate.
     At December 31, 1996, substantially all of UCB's loan portfolio was originated by UCB to borrowers either domiciled in or who had business operations in North Carolina or South Carolina. UCB had no excessive concentrations of credit to borrowers in any other market. At December 31, 1996, $1,886,449,000, or 59.9%, of UCB's loan portfolio was composed of loans collateralized by liens on real estate which included $773,093,000 (24.6% of total loans) in loans collateralized by liens on 1-4 family residences.
     The following is a summary of nonperforming and problem assets. Net unrecorded and foregone interest income of $141,000 in 1996, $472,000 in 1995, and $702,000 in 1994 was attributable to loans carried in nonaccrual status and loans accounted for as troubled debt restructurings at each year-end.

                                                                                                              December 31,
                                                                                                            1996       1995
                                                                                                             (In thousands)
Foreclosed assets.......................................................................................   $ 7,493    $ 5,234
Nonaccrual loans........................................................................................     2,473      6,403
  Total nonperforming assets............................................................................     9,966     11,637
Loans 90 days or more past due, excluding nonaccrual loans..............................................     9,690      5,554
  Total problem assets..................................................................................   $19,656    $17,191

     Effective January 1, 1995, UCB adopted Financial Accounting Standards No. 114 (FAS 114), "Accounting by Creditors for Impairment of a Loan," and Financial Accounting Standards No. 118 (FAS 118), "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." These statements amend FAS 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectibility of both contractual interest and principal of a receivable when assessing the need for a loss accrual; and FAS 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," to require a creditor to account for a troubled debt restructuring involving a modification of terms at fair value as of the date of the restructuring. Prior to January 1, 1995, UCB measured loan impairment in a manner generally consistent with the methods prescribed in FAS 114, and, as a result, no additions to the reserve for credit losses were required due to the adoption of this accounting standard.
     The following table sets forth certain pertinent information regarding impaired loans:

                                                                                                             At December 31,
                                                                                                                   or
                                                                                                              for the Years
                                                                                                               then Ended
                                                                                                             1996       1995
                                                                                                             (In thousands)
Impaired loans at year-end...............................................................................   $2,473     $6,404
Impaired loans at year-end which had an assigned reserve for credit losses...............................    1,395      3,189
Reserve for credit losses assigned to impaired loans at year-end.........................................      350        608
Average balance of impaired loans........................................................................    2,616      7,100
Cash basis interest income recognized on impaired loans..................................................   $   48     $  120

     In addition to the nonperforming and problem assets described above, which included loans considered impaired under FAS 114, UCB had loans to various borrowers totaling approximately $18,144,000 at December 31, 1996, for which management has serious concerns regarding the ability of the borrowers to continue to comply with present loan repayment terms which could result in some or all of these loans becoming classified as problem assets. These concerns resulted from various credit considerations, including the financial position, operating results and cash flow of the borrowers, and the current estimated fair value of the underlying collateral.
     The following table sets forth the analysis of the consolidated reserve for credit losses:

                                                                                                     Years Ended December 31,
                                                                                                    1996          1995       1994
                                                                                                          (In thousands)
Balance, January 1...........................................................................   $      43,464    $41,341    $41,918
  Provision for credit losses................................................................           8,850      7,292      3,549
  Recoveries of losses previously charged off................................................           3,413      3,168      2,138
  Losses charged to reserve..................................................................          (9,589)    (8,337)    (6,264)
Balance, December 31.........................................................................   $      46,138    $43,464    $41,341

     UCB's subsidiary banks have had loan transactions with directors and executive officers of UCB and its subsidiaries and their associates. In management's opinion, all such loans were made on the same terms, including interest rates and collateral, as those prevailing for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. None of these loans were classified as problem assets at December 31, 1996. Summary data with respect to these transactions follows:

                                                                                Balance at
                                                                                Beginning                   Amounts
                                                                                of Year(1)    Additions    Collected
                                                                                           (In thousands)
Year ended December 31, 1996.................................................    $ 40,973      $ 33,008     $ 40,578
                                                                                 Balance at
                                                                               End of Year(1)
Year ended December 31, 1996.................................................     $ 33,403

(1) DOES NOT INCLUDE LOANS TO UNAFFILIATED BORROWERS PURCHASED FROM CERTAIN DIRECTORS OF UCB AND ITS SUBSIDIARIES AND THEIR ASSOCIATES FOR WHICH THE DIRECTORS AND THEIR ASSOCIATES HAVE NO DIRECT OR CONTINGENT LIABILITY FOR REPAYMENT. THE LOANS, WHICH HAVE NONPREFERENTIAL TERMS, HAD AGGREGATE PRINCIPAL BALANCES OUTSTANDING OF $39,526,000 AT JANUARY 1, 1996, AND $43,637,000 AT DECEMBER 31, 1996.
                                       44

NOTE 4 -- MORTGAGE SERVICING RIGHTS
     Effective April 1, 1995, UCB adopted the provisions of Financial Accounting Standards No. 122 (FAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65." This statement amends certain provisions of FAS 65 to eliminate the distinction between rights to service mortgage loans for others that are acquired through loan origination activities and rights to service mortgage loans for others that are acquired through purchase transactions. Under FAS 65, the cost of originated mortgage servicing rights was not recognized as an asset and was charged to earnings when the related loan was sold. As a result of adopting FAS 122, beginning April 1995, the estimated fair values of the rights to service mortgage loans for others have been capitalized on loans originated by UCB. This resulted in an increase in the gains on the sale of mortgage loans into the secondary market totaling $964,000 during 1996 and $592,000 during 1995.
     FAS 122 has a different cost allocation methodology than FAS 65 for purchased mortgage servicing rights. FAS 65 allocated such costs incurred in excess of the market value of the loans without the servicing rights, whereas FAS 122 allocates costs based on the relative market values of the purchased servicing rights and the related loans. The application of the FAS 122 cost allocation method to purchased mortgage servicing rights acquired during 1996 and 1995 was not material.
     FAS 122 also requires that all capitalized servicing rights be evaluated for impairment based on the excess of the carrying amount of such rights over their fair value. For purposes of measuring impairment, capitalized mortgage servicing rights are stratified on the basis of one or more of the predominant risk characteristics of the underlying loans. The adoption of FAS 122 resulted in an impairment adjustment to capitalized mortgage servicing rights of $30,000 at December 31, 1996, and $104,000 at December 31, 1995.
     The following is an analysis of capitalized mortgage servicing rights:

                                                                                                              Years Ended December
                                                                                                                      31,
                                                                                                                 1996         1995
                                                                                                                 (In thousands)
Balance, January 1........................................................................................   $      3,787    $2,555
  Originated servicing rights.............................................................................            964       592
  Purchased servicing rights..............................................................................          1,090     1,331
  Amortization............................................................................................           (994)     (691)
Balance, December 31......................................................................................          4,847     3,787
  Valuation allowance.....................................................................................            (30)     (104)
Net balance, December 31..................................................................................   $      4,817    $3,683

NOTE 5 -- PREMISES AND EQUIPMENT
     A summary of premises and equipment is as follows:

                                                                                                        Accumulated    Net Book
                                                                                              Cost      Depreciation    Value
                                                                                                      (In thousands)
December 31, 1996:
  Land...................................................................................   $ 13,863      $    --      $ 13,863
  Buildings and leasehold improvements...................................................     54,255       23,025        31,230
  Furniture and equipment................................................................     36,300       25,521        10,779
     Total...............................................................................   $104,418      $48,546      $ 55,872
December 31, 1995:
  Land...................................................................................   $ 15,028      $    --      $ 15,028
  Buildings and leasehold improvements...................................................     53,343       21,396        31,947
  Furniture and equipment................................................................     34,967       23,940        11,027
     Total...............................................................................   $103,338      $45,336      $ 58,002

     Depreciation expense is included in the consolidated statements of income as follows:

                                                                                                  Years Ended December 31,
                                                                                                 1996       1995       1994
                                                                                                       (In thousands)
Depreciation charged to occupancy expense...................................................    $1,855     $1,878     $2,010
Depreciation charged to equipment expense...................................................     3,365      3,740      3,524
Depreciation charged to other operating expenses............................................       187        217        191
  Total depreciation expense................................................................    $5,407     $5,835     $5,725

NOTE 6 -- SHORT-TERM BORROWINGS
     Short-term borrowings are summarized as follows:

                                                                                                               December 31,
                                                                                                             1996           1995
                                                                                                              (In thousands)
Federal funds purchased..............................................................................    $      11,920     $16,820
Securities sold under agreement to repurchase........................................................           15,858      10,936
Treasury tax and loan depository note accounts.......................................................           14,743       2,683
  Total short-term borrowings........................................................................    $      42,521     $30,439

     Federal funds purchased represent unsecured overnight borrowings from other financial institutions by UCB's subsidiary banks. Treasury tax and loan depository note accounts are payable on demand to the United States Treasury by UCB's subsidiary banks and are collateralized by state, county, and municipal securities. Interest on borrowings under these arrangements is payable monthly at .25% below the average federal funds rate as quoted by the Federal Reserve Board. Securities sold under agreement to repurchase represent short-term borrowings by UCB's subsidiary banks with maturities ranging from 1 to 89 days collateralized by securities of the United States government or its agencies.
     A summary of securities sold under agreement to repurchase is as follows:

                                                                                                              Years Ended
                                                                                                             December 31,
                                                                                                           1996        1995
                                                                                                              (Dollars in
                                                                                                              thousands)
Balance outstanding at end of year.....................................................................   $15,858     $10,936
Maximum amount outstanding at any month-end during the year............................................    40,040      28,216
Average balance outstanding during the year............................................................     6,426      11,636
Average interest rate paid during the year.............................................................      4.41%       5.25%
Average interest rate payable at end of year...........................................................      4.72%       4.70%

NOTE 7 -- MORTGAGES AND OTHER NOTES PAYABLE
     Mortgages payable totaled $97,000 at December 31, 1996, and $121,000 at December 31, 1995. The mortgages bear interest at annual rates ranging from 8.75% to 10% and are collateralized by premises with book values of $540,000 at December 31, 1996, and $470,000 at December 31, 1995. The mortgages are payable primarily in monthly installments totaling approximately $3,000, including interest.
     Other notes payable totaled $125,000 at December 31, 1995, and consisted of an unsecured note payable which bears interest at an annual rate of 10%, payable monthly. The principal was paid March 1, 1996.
     Advances from the Federal Home Loan Bank of Atlanta with an initial maturity of more than one year totaled $2,176,000 at December 31, 1996, and $2,729,000 at December 31, 1995. The advances are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences and bear interest at rates ranging from 3.50% to 8.15%, payable monthly, with principal due at various maturities.
                                       46

     At December 31, 1996, UCB's subsidiary banks had immediately available credit lines from the Federal Home Loan Bank of Atlanta totaling $106,504,000 collateralized by blanket liens on qualifying loans secured by first mortgages on 1-4 family residences. This amount could be increased to $416,171,000 by the purchase of an additional $34,564,000 of common stock in the Federal Home Loan Bank of Atlanta by UCB's subsidiary banks.
NOTE 8 -- EMPLOYEE BENEFIT AND INCENTIVE COMPENSATION PLANS
     UCB and its subsidiaries maintain a noncontributory qualified defined benefit pension plan covering all eligible employees with one or more years of service as of the beginning of the plan's fiscal year. Benefits are based on years of service and the average of the highest basic compensation paid in any five consecutive calendar years during the ten calendar years preceding the earlier of the employee's actual or normal retirement age.
     The net periodic pension cost charged to operating expense related to this plan was $2,155,000 in 1996, $2,449,000 in 1995, and $3,097,000 in 1994. In
addition, $5,707,000 was expensed during 1994 in connection with the restructuring charges incurred. See Note 18.
     The major assumptions used in preparing the actuarial calculations for the qualified defined benefit pension plan are set forth in the following table:

                                                                                                   Years Ended December 31,
                                                                                                  1996       1995       1994
For determining liability disclosures at year-end:
  Weighted average discount rate...............................................................    7.5%       7.5%       8.0%
  Expected increase in salary levels...........................................................    5.5%       5.5%       5.5%
For determining net pension expense for the year:
  Weighted average discount rate...............................................................    7.5%       8.0%       7.0%
  Expected long-term return on plan assets.....................................................    9.0%       8.0%       8.0%
  Expected increase in salary levels...........................................................    5.5%       5.5%       5.5%

     The following table sets forth the qualified pension plan's funded status and amounts recognized in UCB's Consolidated Balance Sheets:

                                                                                                            December 31,
                                                                                                          1996         1995
                                                                                                           (In thousands)
Actuarial present value of accumulated benefit obligation:
  Vested benefits....................................................................................   $ 43,295     $ 40,961
  Nonvested benefits.................................................................................        613          575
     Total present value of accumulated benefit obligation...........................................   $ 43,908     $ 41,536
Projected benefit obligation.........................................................................   $ 60,540     $ 56,714
Plan assets at fair value, primarily marketable securities...........................................    (56,912)     (46,259)
Projected benefit obligation in excess of plan assets................................................      3,628       10,455
Unrecognized net transition asset being amortized over 17 years......................................      2,281        2,565
Unrecognized prior service costs.....................................................................       (768)        (852)
Unrecognized net loss................................................................................     (5,330)      (6,812)
  Accrued plan liability (prepaid pension cost) included in the consolidated balance sheets..........   $   (189)    $  5,356

     The net periodic pension cost applicable to the qualified pension plan included the following components:

                                                                                                    Years Ended December 31,
                                                                                                   1996      1995       1994
                                                                                                         (In thousands)
Service costs-benefits earned during the period................................................   $2,506    $ 2,006    $ 2,571
Interest costs on projected benefit obligation.................................................    4,133      3,760      3,172
Return on plan assets..........................................................................   (5,762)    (6,545)       535
Net amortization and deferrals.................................................................    1,278      3,231     (3,181)
  Net pension expense applicable to qualified plan.............................................   $2,155    $ 2,452    $ 3,097

     UCB and its subsidiaries maintain a nonqualified supplemental pension plan to provide benefits to senior officers where the salary replacement ratio under UCB's qualified defined benefit plan is projected to be less than 60% of final average pay at normal retirement. This plan is designed to provide a minimum level of benefits after consideration of benefits received from UCB's qualified pension plan, 50% of primary social security, and pension benefits received from previous employers. The net periodic pension cost charged to operations for the supplemental pension plan was $589,00 in 1996, $562,000 in 1995, and $383,000 in 1994. In addition, $2,347,000 was expensed during 1994 in connection with the restructuring charges incurred. See Note 18.
     The major assumptions used in preparing the actuarial calculations for the nonqualified supplemental pension plan are the same as those used for the noncontributory qualified defined benefit pension plan.
     The following table sets forth the supplemental pension plan's funded status and amounts recognized in UCB's Consolidated Balance Sheets:

                                                                                                                  December 31,
                                                                                                                 1996         1995
                                                                                                                 (In thousands)
Actuarial present value of accumulated benefit obligation:
  Vested benefits.........................................................................................   $      4,113    $3,832
  Nonvested benefits......................................................................................            697       541
     Total present value of accumulated benefit obligation................................................   $      4,810    $4,373
Projected benefit obligation..............................................................................   $      5,338    $4,885
Plan assets at fair value.................................................................................             --        --
Projected benefit obligation in excess of plan assets.....................................................          5,338     4,885
Intangible asset to recognize minimum liability...........................................................            241       487
Unrecognized prior service costs..........................................................................           (849)     (950)
Unrecognized net gain.....................................................................................             80        80
     Accrued plan liability included in the consolidated balance sheets...................................   $      4,810    $4,502

     The net periodic pension cost applicable to the supplemental pension plan included the following components:

                                                                                                             Years Ended
                                                                                                             December 31,
                                                                                                         1996    1995    1994
                                                                                                            (In thousands)
Service costs-benefits earned during the period.......................................................   $122    $101    $124
Interest costs on projected benefit obligation........................................................    365     360     153
Amortization of prior service costs...................................................................    102     101     106
  Pension expense applicable to supplemental plan.....................................................   $589    $562    $383

     UCB and its subsidiaries maintain a defined benefit retiree health care plan covering all employees who retire after age 55 with ten years of service. Lifetime benefits provided by the plan for each covered employee is limited to $1,000,000.
                                       48

Retired employees may purchase similar health care benefits for their spouses, subject to the same lifetime limitation. Effective January 1, 1993, UCB adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," which requires the recognition of the accumulated benefit obligation for UCB's retiree health care plan as well as the periodic costs of providing retiree health coverage. The actuarial present value of the accumulated postretirement health care benefit obligation amounted to $7,890,000 at January 1, 1993, and is being amortized over 20 years.
     Net periodic retiree health care expense charged to operations was $1,077,000 in 1996, $1,116,000 in 1995, and $1,026,000 in 1994. In addition,
$1,130,000 was expensed during 1994 in connection with the restructuring charges incurred. See Note 18. The projected benefit obligation was determined using a weighted average discount rate of 7.5% at December 31, 1996 and 1995, and 8.0% at December 31, 1994, and an expected inflation rate for health care expenses for each year starting at 12.0% in the current year and graded to 6.0% after 12 years. Increasing the health care cost trend rates by one percentage point would increase the accumulated postretirement benefit obligation at December 31, 1996, by $702,000 and annual aggregate service and interest costs by $51,000.
     The following table sets forth the retiree health care plan's funded status and amounts recognized in UCB's Consolidated Balance Sheets:

                                                                                                                  December 31,
                                                                                                                 1996        1995
                                                                                                                 (In thousands)
Actuarial present value of accumulated benefit obligation:
  Retirees..............................................................................................   $       7,873    $7,659
  Fully eligible active plan participants...............................................................             254       225
  Other active plan participants........................................................................           1,035       886
     Total present value of accumulated benefit obligation..............................................           9,162     8,770
Plan assets at fair value...............................................................................              --        --
Present value of accumulated benefit obligation in excess of plan assets................................           9,162     8,770
Unrecognized net transition asset being recognized over 20 years........................................          (6,312)   (6,707)
Unrecognized net gain...................................................................................           1,532     1,582
     Accrued plan liability included in the consolidated balance sheets.................................   $       4,382    $3,645

     Postretirement health care expense included the following components:

                                                                                                           Years Ended
                                                                                                           December 31,
                                                                                                     1996      1995      1994
                                                                                                          (In thousands)
Service costs-benefits earned during the period..................................................   $   95    $   76    $  110
Interest costs on present value of accumulated benefit obligation................................      638       672       523
Net amortization and deferrals...................................................................      344       368       393
  Postretirement health care expense.............................................................   $1,077    $1,116    $1,026

     UCB and its subsidiaries maintain a defined contribution postemployment health care plan covering all employees who become disabled. Lifetime benefits provided by the plan for each covered disabled former employee is limited to $1,000,000. Similar health care benefits may be purchased for their spouses, subject to the same lifetime limitation. Effective January 1, 1994, UCB adopted FAS 112, "Employers' Accounting for Postemployment Benefits," which requires the accrual of expenses for the estimated cost of benefits provided for employees after employment but before retirement. The adoption of FAS 112 required immediate recognition of the actuarially determined liability for postemployment benefits which amounted to $529,000 at December 31, 1993. The recognition of the liability, net of related deferred income taxes, resulted in a charge against net income of $316,000 which was reported separately in the consolidated statement of income for the year ended December 31, 1994, as a cumulative effect of a change in accounting method. The net periodic postemployment health care expense charged to operations was $742,000 in 1996, $37,000 in 1995, and $52,000 in 1994.
                                       49

     The accumulated postemployment health care benefit obligation amounted to $901,000 at December 31, 1996, and $394,000 at December 31, 1995. The
accumulated postemployment health care benefit obligation at December 31, 1996, was determined using a weighted average discount rate of 7.5% and an expected inflation rate for health care expenses starting at 11.25% per year graded to 6.25% after ten years. The accumulated postemployment health care benefit obligation at December 31, 1995, was determined using a weighted average discount rate of 8.0% and an expected inflation rate for health care expenses starting at 14.0% per year graded to 6.5% after five years.
     UCB maintains a tax-qualified employee savings plan which was established pursuant to Section 401(k) of the Internal Revenue Code. Regular employees who participate may contribute up to 7% of their annual compensation (not to exceed $9,500) to the plan. UCB contributes an amount equal to the employee's contribution, not to exceed the lesser of $9,000 or 6% of the employee's annual compensation, and may make an additional discretionary profit-sharing contribution to the plan. Total employer contributions to the savings plan amounted to $2,783,000 in 1996, $2,477,000 in 1995, and $2,551,000 in 1994. No
discretionary profit-sharing contributions have been made to the plan since its inception in 1985. The plan purchased 288,844 shares of UCB common stock during the year ended December 31, 1996, 322,121 shares during 1995, and 370,753 shares during 1994. The plan held 2,627,750 shares of UCB common stock at December 31, 1996, 2,503,158 shares at December 31, 1995, and 2,478,139 shares at December 31, 1994.
     Effective January 1, 1994, UCB established a long-term incentive compensation plan for the benefit of members of senior management. Under the terms of the plan, awards, which have a value contingent upon the level of future corporate performance compared to predetermined targets, have been granted subject to a five-year vesting period. Any payments to participants pursuant to this plan will generally be made in UCB common stock at the end of the vesting period except under certain defined circumstances. Charges to operating expenses in connection with the 1994 long-term incentive plan amounted to $533,000 in 1996, $836,000 in 1995, and $557,000 in 1994.
     During 1995, UCB established a Stock Option and Incentive Award Plan which was approved by shareholders at the annual meeting in April 1996. Under the terms of the plan, options to purchase up to 900,000 shares may be granted to members of UCB's management. The option price per share of options granted under the plan was the median bid/asked closing price per share of UCB's common stock as quoted by the National Association of Securities Dealers Automated Quotation system on the date of the grant. Options may be exercised after vesting periods ranging from two to five years. The plan replaced a nonqualified stock option plan which has expired.
     As described above, UCB had three stock-based compensation plans at December 31, 1996. UCB adopted Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," on January 1, 1996, and elected to continue to measure compensation cost relative to these plans using APB No. 25 (APB 25) in 1995 and 1996. Accordingly, since all grants of stock options were made at the prevailing market price on the date of grant, no compensation cost was recorded for grants of stock options in 1996 or 1995. The disclosure of the pro forma net income and earnings per share as if the fair value-based accounting method of FAS 123 had been used to account for stock-based compensation cost is required only for awards granted after December 31, 1994, and is provided below. The effect on the pro forma net income for 1995 and 1996 of options granted prior to 1995 has not been determined. Consequently, the effects of applying FAS 123 pro forma disclosures during the initial phase-in period may not be representative of the effects on reported net income in future years.

                                                                                                       Years Ended December 31,
                                                                                                          1996             1995
                                                                                                         (In thousands except
                                                                                                          per share amounts)
Net income:
     As reported...................................................................................   $      45,204       $46,047
     Pro forma.....................................................................................   $      45,125       $46,007
Earnings per share:
     As reported...................................................................................   $        1.87       $  1.91
     Pro forma.....................................................................................   $        1.86       $  1.91

     The per share weighted average fair value of stock options granted during 1996 and 1995 was $2.25 and $4.53, respectively, on the grant dates. The fair value of each option granted during 1996 and 1995 was estimated using the Modified Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                                                Years Ended December 31,
                                                                                              1996              1995
Dividend yield...........................................................................       3.2%                     3.2%
Risk-free interest rates.................................................................       5.2%            5.6% and 6.1%
Volatility...............................................................................      20.9%                    20.9%
Expected lives...........................................................................    2 YEARS      2 Years and 6 Years

     The following table sets forth the pertinent data regarding the options outstanding with respect to UCB's stock option plans:

                                                                                Years Ended December 31,
                                                                    1996                        1995                  1994
                                                                          WEIGHTED                    Weighted
                                                             NUMBER       AVERAGE        Number       Average        Number
                                                           OF SHARES       PRICE       of Shares       Price       of Shares
Options outstanding at beginning of year...............      420,009       $11.73        396,813       $ 9.47        435,114
Options granted........................................        5,000        20.78         75,851        20.28         42,009
Options exercised......................................     (117,091)        9.04        (52,573)        6.96        (64,610)
Options forfeited......................................         (797)(1)    20.70            (82)        8.25        (15,700)
Options outstanding at end of year.....................      307,121       $12.88        420,009       $11.73        396,813
Options exercisable at end of year.....................      193,503       $ 9.53        160,942       $ 8.49        193,134
                                                 Years Ended December 31,
                                                         Weighted
                                                         Average
                                                          Price
Options outstanding at beginning of year...............   $ 8.82
Options granted........................................    12.34
Options exercised......................................     6.74
Options forfeited......................................    10.40
Options outstanding at end of year.....................   $ 9.47
Options exercisable at end of year.....................   $ 8.07

(1) INCLUDES SHARES FORFEITED DUE TO TRUNCATION OF FRACTIONAL SHARES CAUSED BY CONVERSION RATIOS IN MERGERS WITH SEABOARD SAVINGS BANK AND TRIAD BANK.
     The following table summarizes information concerning stock options outstanding at December 31, 1996:

                          Options Outstanding                                   Options Exercisable
                                   Weighted Average                                          Weighted
    Range of          Number          Remaining        Weighted Average      Number          Average
Exercise Prices     Outstanding    Contractual Life     Exercise Price     Exercisable    Exercise Price
$ 5.58 to $ 9.99       73,879           6.4 Years           $ 6.63            73,879          $ 6.63
 10.00 to  14.99      150,497           8.4 Years            11.73           114,956           10.93
 15.00 to  19.99        9,000          10.0 Years            18.17                --              --
 20.00 to  20.83       73,745           6.8 Years            20.83             4,668           20.79
$ 5.58 to $20.83      307,121           7.6 Years           $12.88           193,503          $ 9.53

     Effective January 1, 1994, UCB established the Management Incentive Plan to provide annual incentive compensation in addition to base salary to key management and staff employees. The maximum aggregate incentive compensation which may be awarded pursuant to this plan in any year is determined based on a percentage of the participants' base salaries for the calendar year adjusted to reflect UCB's achievement of the corporate performance target for net operating earnings per share (income per share before cumulative effects of changes in accounting methods for the calendar year adjusted for the net effect of poolings-of-interest merger acquisitions, restructuring charges, and certain other adjustments) and, in some cases, the attainment of performance targets established for individual operating units. The charge to operating expenses in connection with the Management Incentive Plan was $2,113,000 in 1996, $1,958,000 in 1995, and $2,351,000 in 1994.
                                       51

NOTE 9 -- INCOME TAX PROVISION
     Components of the consolidated income tax provision are as follows:

                                                                                                Years Ended December 31,
                                                                                              1996        1995        1994
                                                                                                     (In thousands)
Taxes currently payable:
  Federal................................................................................    $23,130     $22,642     $17,228
  State..................................................................................      2,083       2,750       2,386
     Total taxes currently payable.......................................................     25,213      25,392      19,614
Net deferred income tax benefits:
  Federal................................................................................       (597)       (307)     (1,394)
  State..................................................................................        (61)        (11)       (451)
     Total net deferred income tax benefits..............................................       (658)       (318)     (1,845)
Total income tax provision...............................................................    $24,555     $25,074     $17,769

     Total income tax expense for the periods shown below is less than the amount computed by applying the statutory federal income tax rate (35% in 1996, 1995, and 1994) to income before income taxes for the following reasons:

                                                                                                  Years Ended December 31,
                                                                                                 1996       1995       1994
                                                                                                       (In thousands)
Computed income tax provision................................................................   $24,416    $24,892    $17,263
  Increase (decrease) in taxes resulting from:
     Tax-exempt income on loans and investments..............................................    (1,534)    (1,760)    (1,966)
     State income taxes, net of federal tax benefit..........................................     1,314      1,780      1,258
     Other, net..............................................................................       359        162      1,214
Total income tax provision...................................................................   $24,555    $25,074    $17,769
Income tax provision related to gains (losses) on dispositions of securities.................   $   (42)   $     3    $   (22)

     At December 31, 1996, UCB had recorded a net deferred tax asset of $18,131,000. This deferred tax asset is less than the income taxes paid in prior years that are currently available to offset tax losses, therefore, no valuation allowance is necessary for deferred tax assets at December 31, 1996. The sources and tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are shown below:

                                                                                                              December 31,
                                                                                                            1996       1995
                                                                                                             (In thousands)
Reserve for credit losses...............................................................................   $18,448    $16,829
Deferred gains on asset sales...........................................................................       694        767
Benefit plan accruals...................................................................................     4,449      4,680
Deferred compensation accruals..........................................................................       816        609
Other temporary differences creating deferred tax assets................................................     2,966      2,159
  Total deferred tax assets.............................................................................    27,373     25,044
Accelerated depreciation................................................................................     3,207      3,322
Deferred loan origination fees, net of deferred costs...................................................     2,196      1,478
Other temporary differences creating deferred tax liabilities...........................................     3,839      5,243
  Total deferred tax liabilities........................................................................     9,242     10,043
     Net deferred tax assets............................................................................   $18,131    $15,001

NOTE 10 -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
     The following is a breakdown of items included in "Other noninterest expenses, excluding restructuring charges" on the consolidated statements of income:

                                                                                                   Years Ended December 31,
                                                                                                  1996       1995       1994
                                                                                                        (In thousands)
  Data processing fees and software expense..................................................   $  7,811   $  5,399   $  4,264
  Outside services...........................................................................      6,531      3,938      3,671
  Noncredit losses...........................................................................      5,690      2,053      1,213
  Marketing and business development.........................................................      4,968      4,733      4,122
  Postage and delivery.......................................................................      4,154      3,940      3,569
  Printing, stationery, and supplies.........................................................      3,886      3,824      2,992
  Telephone expense..........................................................................      3,859      3,010      2,322
  Amortization of goodwill and other intangible assets.......................................      2,547      2,187        950
  Travel expense.............................................................................      2,084      1,997      2,106
  Insurance and taxes, other than taxes on income............................................      1,519      1,523      1,470
  FDIC deposit insurance premiums............................................................      1,227      3,864      6,556
  Amortization of capitalized mortgage servicing rights......................................        994        691      1,440
  Subscriptions and dues.....................................................................        634        629        651
  Donations..................................................................................        465        345        698
  Other expenses.............................................................................      3,758      3,363      3,008
     Total other noninterest expenses, excluding restructuring charges.......................   $ 50,127   $ 41,496   $ 39,032

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

                                                                                                              Contract Amount
                                                                                                              at December 31,
                                                                                                           1996             1995
                                                                                                              (In thousands)
Unfunded commitments to extend credit:
  Commercial real estate, construction, and land acquisition and development loans.................      $  260,721       $  211,348
  Revolving consumer lines of credit secured primarily by junior liens on 1-4 family residences....         145,508          135,075
  Credit card and other unsecured consumer credit lines............................................         110,874          123,952
  All other loans..................................................................................         191,503          246,068
     Total unfunded commitments to extend credit...................................................      $  708,606       $  716,443
  Standby letters of credit........................................................................      $   16,688       $   17,800
  Commercial letters of credit.....................................................................      $    1,892       $    2,296
  Permanent mortgage loans sold with limited recourse..............................................      $    3,296       $    4,144
Financial instruments whose contract amounts exceed the amount of credit risk:
  Forward contracts to deliver securitized mortgage loans..........................................      $   26,130       $   47,358

     Commitments to extend credit are agreements to lend which remain outstanding over a specified period (usually one year) unless conditions stated in the contract have been violated. Many of the commitments are expected to expire without being drawn upon; therefore, the total unfunded commitment amounts do not necessarily represent future cash requirements. Collateral obtained, if any, upon extension of credit is based on management's credit evaluation of the borrower. The collateral may include, but is not limited to, marketable securities and other liquid assets, accounts receivable, inventory, and real and personal property. Except for $30,591,000 in commercial lines of credit which have maturities of more than one year and do not require a separate credit decision before being drawn upon, UCB's loan commitments are short-term (less than one year) by contract or are generally restricted to separate credit decisions for advances pursuant to the commitments.
     Included in commitments to extend credit are commitments to originate residential mortgage loans to be held for sale of approximately $12,266,000 at December 31, 1996, and $15,476,000 at December 31, 1995, with terms generally not exceeding 90 days. As discussed in Note 3, mortgage loans held for sale, which are carried at the lower of aggregate cost or market value and are included in total loans, were approximately $8,864,000 and $16,084,000 at December 31, 1996 and 1995, respectively. In connection with the commitments to originate residential mortgage loans and mortgage loans held for sale, management has entered into forward commitments to sell residential mortgage loans totaling $26,130,000 at December 31, 1996, and $47,358,000 at December 31, 1995. Such forward commitments are entered into to reduce UCB's exposure to
                                       54
market risk arising from potential changes in interest rates, which could alter the underlying market value of the commitments to originate residential mortgage loans and of mortgage loans held for sale. The forward commitments are at fixed prices and are scheduled to settle at specified dates which generally do not exceed 90 days. Loans held for sale and the commitments to originate residential mortgage loans are valued using the fixed prices of the forward commitments to sell mortgage loans. Loans held for sale and commitments to originate residential mortgage loans not covered by existing forward commitments to sell loans are valued using quoted market prices appropriate for the related loan characteristics and interest rate levels. Forward commitments not fully satisfied by loans held for sale and commitments to originate mortgage loans are valued based on what it would cost to purchase loans in the open market to fulfill the commitments. The net result of this valuation process is used in recording the carrying value of mortgage loans held for sale at the lower of aggregate cost or fair value. The fair value of the mortgage loans held for sale exceeded the aggregate cost by $202,000 at December 31, 1996, and $256,000 at December 31, 1995.
     Standby letters of credit and financial guarantees written are commitments issued by UCB's subsidiary banks to guarantee the performance of a customer to a third party. The financial instruments are generally short-term (less than one year) as stated in the contract or are cancelable by UCB at any time. The credit risk involved in issuing letters of credit is substantially equivalent to that involved in extending loan commitments, and, accordingly, underwriting requirements are essentially identical.
     LEASE COMMITMENTS -- Subsidiaries of UCB occupy premises and use equipment under operating lease agreements. Rental expense under such agreements was as follows:

                                                                                                  Years Ended December 31,
                                                                                                 1996       1995       1994
                                                                                                       (In thousands)
Rent on premises............................................................................    $ 3,440    $ 3,211    $ 3,057
Rent on equipment...........................................................................        446        462        476
  Total rental expense......................................................................    $ 3,886    $ 3,673    $ 3,533

     A summary of lease commitments outstanding at December 31, 1996, with terms of more than 12 months follows. Commitments related to equipment leases are primarily for data processing equipment as leases on other equipment are generally cancelable within one year.

                                                                                               Premises    Equipment     Total
                                                                                                        (In thousands)
Years ending December 31,
1997........................................................................................   $  4,257     $   315     $  4,572
1998........................................................................................      4,142         226        4,368
1999........................................................................................      3,536         183        3,719
2000........................................................................................      3,328         165        3,493
2001........................................................................................      3,134         115        3,249
Thereafter..................................................................................     21,950          --       21,950
  Total commitments.........................................................................   $ 40,347     $ 1,004     $ 41,351

     Substantially all leases on premises have renewal options, most of which will likely be exercised. If exercised, additional lease expense of at least $79,917,000 in the aggregate will be incurred during the option periods. Therefore, it is not expected that future lease expense will be less than the expense for 1996.
     The above lease commitments are based upon current and future rentals as stated in the lease agreements. No estimates have been included for future rental increases that may result from adjustments related to the Consumer Price Index or other cost of living standards that are included in the terms of certain of the above leases. In management's opinion, any future increases in rentals that may result from such adjustments are not expected to impact materially the overall operating results of UCB on a consolidated basis.
                                       55

     LEGAL PROCEEDINGS -- Various legal proceedings are pending or threatened against UCB and its subsidiaries. All the foregoing are routine proceedings, pending or threatened, which are incidental to the ordinary course of UCB's and its subsidiaries' business. In the judgment of management, none of such pending or threatened legal proceedings will have a material adverse effect on the consolidated operations, liquidity, or financial position of UCB and its subsidiaries.
NOTE 12 -- FAIR VALUE OF FINANCIAL INSTRUMENTS
     FAS 107, "Disclosures about Fair Value of Financial Instruments," requires corporations to disclose the fair value of its financial instruments, whether or not recognized in the balance sheet, where it is practical to estimate that value.
     Fair value estimates made as of December 31, 1996 and 1995, are based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the corporation's entire holding of a particular financial instrument. In cases where quoted market prices are not available, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
     The following methods and assumptions were used by UCB in estimating its fair value disclosures for financial instruments:
     CASH AND CASH EQUIVALENTS -- The carrying amounts reported in the balance sheets for cash and short-term instruments approximate those assets' fair values.
     SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES -- Fair values were based on quoted market prices, where available. If quoted market prices were not available, fair values were based on quoted market prices of comparable instruments.
     LOANS -- The carrying values, reduced by estimated inherent credit losses, of variable-rate loans and other loans with short-term characteristics were considered fair values. The fair value of certain 1-4 family residential loans was based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics and credit losses inherent in the portfolio. For other loans, the fair market values were calculated by discounting scheduled future cash flows using current interest rates offered on loans with similar terms adjusted to reflect the estimated credit losses inherent in the portfolio.
     CAPITALIZED MORTGAGE SERVICING RIGHTS -- Fair values were calculated based on discounting estimated future cash flows utilizing market rates of interest and expected servicing costs determined by the risk characteristics and maturities of the underlying loans.
     ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE -- The carrying amounts reported in the balance sheets for accrued interest receivable and accrued interest payable approximate their fair values.
     DEPOSIT LIABILITIES -- The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, NOW, savings, and money market deposits, was, by definition, equal to the amount payable on demand as of December 31, 1996 and 1995. The fair value of certificates of deposit was based on the discounted value of contractual cash flows, calculated using the discount rates that equaled the interest rates offered at the valuation date for deposits of similar remaining maturities.
     SHORT-TERM BORROWINGS -- The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings approximated their fair values.
     MORTGAGES AND OTHER NOTES PAYABLE -- Rates currently available to UCB for debt with similar terms and remaining maturities were used to estimate fair value of existing mortgages and other notes payable.
                                       56

     The following is a summary of the carrying amounts and estimated fair values of UCB's financial assets and liabilities:

                                                                                               December 31,
                                                                                     1996                            1995
                                                                         CARRYING         ESTIMATED         Carrying     Estimated
                                                                          AMOUNT          FAIR VALUE         Amount      Fair Value
                                                                                              (In thousands)
Financial assets:
  Cash and due from banks -- noninterest-bearing.....................   $   199,487    $        199,487    $  179,679    $  179,679
  Federal funds sold and other short-term
     investments.....................................................        90,964              90,964        45,413        45,413
  Securities available for sale......................................       877,432             877,432       769,956       769,956
  Investment securities..............................................        46,090              47,334        97,354        99,270
  Loans, net of reserve for credit losses............................     3,103,559           3,104,210     2,783,523     2,783,666
  Capitalized mortgage servicing rights..............................         4,817               9,290         3,683         4,939
  Accrued interest receivable........................................   $    32,570    $         32,570    $   32,118    $   32,118
Financial liabilities:
  Deposits...........................................................   $ 4,049,426    $      4,057,210    $3,637,651    $3,638,689
  Short-term borrowings..............................................        42,521              42,521        30,439        30,439
  Mortgages and other notes payable..................................         2,273               2,123         2,975         2,755
  Accrued interest payable...........................................   $    13,277    $         13,277    $   12,138    $   12,138

     At December 31, 1996 and 1995, UCB had outstanding standby letters of credit and commitments to extend credit. These off-balance sheet financial instruments are generally exercisable at the market rate prevailing at the date the underlying transaction will be completed, and, therefore, they were deemed to have no current fair market value. See Note 11.
     Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the discounted value of fee revenues generated by the trust department, the mortgage banking operation, the insurance department, and the brokerage operation; nor is the value of deferred tax assets, premises and equipment, or deposit-base premiums on core deposits considered.
NOTE 13 -- REGULATORY RESTRICTIONS
     UCB and its subsidiary banks are subject to certain requirements imposed by state and federal banking statutes and regulations. These requirements, among other things, establish minimum levels of capital, restrict the amount of dividends that may be distributed, and require that reserves on deposit liabilities be maintained in the form of vault cash or noninterest-bearing deposits with the Federal Reserve Bank.
     North Carolina law prohibits United Carolina Bancshares Corporation (Parent Company) from making any distributions to shareholders, including the payment of cash dividends, which would render it insolvent or unable to meet its obligations as they become due in the ordinary course of business. At December 31, 1996, United Carolina Bancshares Corporation had total stockholders' equity of $350,469,000.
     North Carolina law restricts the payment of dividends by UCB's North Carolina subsidiary bank to the amount of its retained earnings. At December 31, 1996, the Bank had retained earnings of $223,742,000 legally available under North Carolina law for dividend payments.
     UCB's South Carolina subsidiary bank is prohibited by South Carolina law from paying any cash dividend which would render the Bank insolvent or unable to meet its obligations as they become due. Further, the payment of any cash dividend is subject to the prior approval of the South Carolina State Board of Financial Institutions. At December 31, 1996, UCB's South Carolina subsidiary bank had total stockholder's equity of $26,585,000.
                                       57

     In addition to the dividend restrictions imposed by state statutes, UCB and its subsidiary banks are subject to federal regulatory risk-based capital guidelines for banks and bank holding companies. These guidelines require minimum ratios of core capital (common stockholders' equity, net of goodwill, and qualifying perpetual preferred stock, subject to certain limitations) to risk-weighted assets of 4.0% and total capital (core capital, reserve for credit losses up to 1.25% of risk-weighted assets, mandatory convertible securities, preferred stock, and subordinated debt, subject to certain limitations) to risk-weighted assets of 8.0%. Furthermore, financial institutions with a ratio of core capital to risk-weighted assets of at least 6.0% and a ratio of total capital to risk-weighted assets of at least 10.0% are considered to be well capitalized. As of December 31, 1996, UCB and its subsidiaries (consolidated) had a ratio of core capital to risk-weighted assets of 11.15% and a ratio of total capital to risk-weighted assets of 12.40%. UCB currently meets the requirements to be considered a well capitalized financial institution. Regulatory guidelines also require a minimum leverage ratio of core capital, as defined for risk-based guidelines, to average total assets for the previous quarter, ranging from 3% to 5%, subject to federal bank regulatory evaluation of the organization's overall safety and soundness. At December 31, 1996, UCB and its subsidiaries (consolidated) had a ratio of core capital to average total assets less intangible assets other than capitalized mortgage servicing rights for the three months ended December 31, 1996, of 7.64%. Pursuant to federal law, UCB and its subsidiaries are subject to significant restrictions on operations, including capital distributions, in the event minimum capital ratios are not maintained.
     For the reserve maintenance period in effect at December 31, 1996, UCB's subsidiary banks were required to maintain average daily vault cash and noninterest-bearing deposits with the Federal Reserve Bank in the aggregate amount of $83,273,000 as reserves on deposit liabilities.
     UCB's subsidiary banks are members of the Federal Home Loan Bank of Atlanta
(FHLB). Member institutions are required to maintain a minimum investment in the common stock of the FHLB based on the asset size of the member institution and the amount of qualifying 1-4 family residential loans. At December 31, 1996, UCB's subsidiary banks owned $12,200,000 of FHLB common stock.
                                       58

NOTE 14 -- PARENT COMPANY FINANCIAL DATA
     Condensed financial information for United Carolina Bancshares Corporation (Parent Company) is as follows:

                                                                                                             December 31,
CONDENSED BALANCE SHEETS                                                                                   1996        1995
                                                                                                            (In thousands)
  ASSETS:
     Cash on demand deposit with bank subsidiary......................................................   $   3,187   $   1,140
     Securities available for sale at market value:
       United States government securities (amortized costs of $999,000 in 1996
          and $250,000 in 1995).......................................................................       1,007         251
       Obligations of United States government agencies (amortized costs
          of $19,483,000 in 1996 and $19,555,000 in 1995).............................................      19,479      19,551
          Total securities available for sale.........................................................      20,486      19,802
     Investments in subsidiaries at underlying book value:
       Bank subsidiaries..............................................................................     329,075     303,770
       Nonbank subsidiaries...........................................................................         745         745
          Total investments in subsidiaries...........................................................     329,820     304,515
     Other assets.....................................................................................       1,259       1,491
          Total assets................................................................................   $ 354,752   $ 326,948
  LIABILITIES AND STOCKHOLDERS' EQUITY:
     Accrued taxes, expenses, and other liabilities...................................................   $   4,283   $   3,800
     Stockholders' equity.............................................................................     350,469     323,148
          Total liabilities and stockholders' equity..................................................   $ 354,752   $ 326,948

                                                                                                     Years Ended December 31,
CONDENSED STATEMENTS OF INCOME                                                                      1996          1995       1994
                                                                                                          (In thousands)
  Dividends from bank subsidiaries...........................................................   $      17,146    $14,313    $11,939
  Interest income from bank subsidiary.......................................................              16         20         24
  Management fees from bank subsidiaries.....................................................           5,200      2,972      2,760
  Interest on securities.....................................................................           1,086        955        774
     Total operating income..................................................................          23,448     18,260     15,497
  Personnel expense..........................................................................           2,056      2,097      1,990
  Other expenses.............................................................................           2,981      1,544      2,006
     Total operating expenses................................................................           5,037      3,641      3,996
  Income before income taxes.................................................................          18,411     14,619     11,501
     Income tax provision (benefit)..........................................................           1,012         95       (150)
  Income before equity in undistributed net income of subsidiaries...........................          17,399     14,524     11,651
     Equity in undistributed net income of subsidiaries:
       Bank subsidiaries.....................................................................          27,805     31,519     19,582
       Nonbank subsidiaries..................................................................              --          4          4
  Net income.................................................................................   $      45,204    $46,047    $31,237

                                                                                                  Years Ended December 31,
CONDENSED STATEMENTS OF CASH FLOWS                                                              1996        1995        1994
                                                                                                       (In thousands)
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income............................................................................   $ 45,204    $ 46,047    $ 31,237
     Adjustments to reconcile net income to net cash provided
       by operating activities:
       Undistributed earnings of bank subsidiaries.........................................    (27,805)    (31,519)    (19,582)
       Undistributed earnings of nonbank subsidiaries......................................         --          (4)         (4)
       Provision for deferred income taxes and changes in income taxes payable.............         57        (295)       (300)
       Other, net..........................................................................        160         696         611
          Total adjustments................................................................    (27,588)    (31,122)    (19,275)
          Net cash provided by operating activities........................................     17,616      14,925      11,962
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of available for sale securities............................................    (50,024)    (39,096)    (36,349)
     Maturities of available for sale securities...........................................     49,347      37,839      35,459
          Net cash used by investing activities............................................       (677)     (1,257)       (890)
  CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock, net of shares retired.......................................      2,254         461         455
     Dividends paid........................................................................    (17,146)    (14,404)    (12,061)
          Net cash used by financing activities............................................    (14,892)    (13,943)    (11,606)
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................      2,047        (275)       (534)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR...........................................      1,140       1,415       1,949
  CASH AND CASH EQUIVALENTS AT END OF YEAR.................................................   $  3,187    $  1,140    $  1,415
  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  CASH PAID DURING THE YEAR FOR:
     Income taxes, net of reimbursements from subsidiaries.................................   $    194    $    110    $    136
  SIGNIFICANT NONCASH TRANSACTIONS:
     Unrealized gains (losses) on securities available for sale............................   $      7    $     60    $    (58)
     Unrealized gains (losses) on subsidiaries' securities available for sale..............   $ (4,876)   $ 12,426    $ (8,716)
     Issuance of common stock in insurance agencies mergers................................   $      2    $    (37)   $   (467)

NOTE 15 -- QUARTERLY FINANCIAL DATA (UNAUDITED)
     Summarized unaudited quarterly financial data for the years ended December 31, 1996 and 1995, is as follows:

                                                                                                     1996
                                                                                    First     Second      Third     Fourth
                                                                                   Quarter    Quarter    Quarter    Quarter
                                                                                   (In thousands except per share amounts)
Net interest income.............................................................   $42,794    $43,623    $45,711    $47,079
Provision for credit losses.....................................................     2,200      1,900      1,900      2,850
Noninterest income..............................................................    12,167     13,051     13,249     13,648
Noninterest expenses............................................................    36,205     35,425     38,530     42,553
Net income......................................................................   $10,553    $12,627    $12,049    $ 9,975
Per share:
  Net income....................................................................   $   .44    $   .52    $   .50    $   .41

                                                                                                     1995
                                                                                    First     Second      Third     Fourth
                                                                                   Quarter    Quarter    Quarter    Quarter
                                                                                   (In thousands except per share amounts)
Net interest income.............................................................   $40,837    $41,580    $42,704    $43,527
Provision for credit losses.....................................................     2,279      1,202      1,076      2,735
Noninterest income..............................................................    10,992     11,406     12,391     12,660
Noninterest expenses............................................................    33,177     34,460     33,598     36,061
Net income......................................................................   $10,525    $11,211    $13,095    $11,216
Per share:
  Net income....................................................................   $   .44    $   .46    $   .55    $   .46

NOTE 16 -- NORTH CAROLINA SUBSIDIARY BANK FINANCIAL DATA
     The following is a summary of condensed consolidated financial data for United Carolina Bank (North Carolina Subsidiary Bank) and its subsidiaries:

                                                                                                              December 31,
BALANCE SHEET DATA                                                                                         1996             1995
                                                                                                             (In thousands)
  ASSETS:
     Cash and due from banks -- noninterest-bearing...............................................   $        194,858    $  175,733
     Federal funds sold and other short-term investments..........................................             91,956        45,405
     Securities available for sale................................................................            761,611       685,522
     Investment securities........................................................................             36,792        48,558
     Loans, net of unearned income................................................................          2,884,062     2,602,632
       Less reserve for credit losses.............................................................            (42,212)      (40,008)
          Net loans...............................................................................          2,841,850     2,562,624
     Other assets.................................................................................            156,732       147,732
          Total assets............................................................................   $      4,083,799    $3,665,574
  LIABILITIES AND STOCKHOLDER'S EQUITY:
     Deposits:
       Noninterest-bearing demand deposits........................................................   $        597,817    $  542,054
       Interest-bearing deposits..................................................................          3,109,294     2,770,369
          Total deposits..........................................................................          3,707,111     3,312,423
     Short-term borrowings........................................................................             36,382        35,305
     Mortgages and other notes payable............................................................              2,273         2,975
     Accrued taxes, expenses, and other liabilities...............................................             35,543        36,576
          Total liabilities.......................................................................          3,781,309     3,387,279
     Stockholder's equity.........................................................................            302,490       278,295
          Total liabilities and stockholder's equity..............................................   $      4,083,799    $3,665,574

                                                                                                Years Ended December 31,
INCOME STATEMENT DATA                                                                         1996        1995        1994
                                                                                                     (In thousands)
  Interest income........................................................................   $ 299,130   $277,525    $ 225,714
  Interest expense.......................................................................     135,261    122,952       84,203
     Net interest income.................................................................     163,869    154,573      141,511
  Provision for credit losses............................................................       7,800      6,492        3,049
     Net interest income after provision for credit losses...............................     156,069    148,081      138,462
  Noninterest income.....................................................................      51,380     46,273       44,087
  Noninterest expenses, excluding restructuring charges..................................     144,365    128,977      126,255
  Restructuring charges..................................................................          --         --       10,248
  Income before income taxes.............................................................      63,084     65,377       46,046
     Income tax provision................................................................      21,822     23,283       16,914
  Income before cumulative effects of changes in accounting methods......................      41,262     42,094       29,132
     Cumulative effects of changes in accounting methods.................................          --         --        (316)
  Net income.............................................................................   $  41,262   $ 42,094    $  28,816

NOTE 17 -- MERGERS AND ACQUISITIONS
     On November 1, 1996, UCB entered into a definitive agreement to merge into Southern National Corporation ("SNC"), headquartered in Winston-Salem, North Carolina. Under the terms of the agreement, UCB shareholders will receive 1.135 shares (subject to possible upward adjustment) of SNC common stock for each share of UCB common stock owned. Concurrent with the execution of the agreement, UCB granted SNC an option to purchase up to 4,828,960 shares of UCB common stock, subject to adjustment, at an exercise price of $30.50 per share. The exercise of the option is permitted only upon the occurrence of certain events which generally relate to an actual or proposed acquisition of UCB by a third party or the acquisition by a third party of a significant interest in the equity of UCB. The merger, which is subject to shareholder and regulatory approval, is expected to be consummated near the middle of 1997.
     On August 30, 1996, UCB issued 37,123 shares of common stock to consummate the merger of Tomlinson Insurors, Inc., a general insurance agency in Fayetteville, North Carolina, into UCB's North Carolina subsidiary bank. Tomlinson Insurors had total assets of $361,000 at the date the merger was consummated. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.
     Effective March 29, 1996, UCB consummated a merger with Triad Bank headquartered in Greensboro, North Carolina. Triad Bank had 13 branch offices with $207.4 million in total assets and $188.1 million in total deposits at the merger date. Under the terms of the agreement, UCB exchanged 1,595,125 shares of common stock for all of the outstanding shares of Triad common stock. The merger was accounted for as a pooling-of-interests, and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts of Triad Bank for all periods presented.
     Effective January 25, 1996, UCB consummated a merger with Seaboard Savings Bank, Inc., headquartered in Plymouth, North Carolina. Seaboard Savings Bank had three branch offices with $46.3 million in total assets and $40.7 million in total deposits at the merger date. Under the terms of the agreement, UCB exchanged 418,641 shares of common stock for all of the outstanding shares of Seaboard common stock. The merger was accounted for as a pooling-of-interests, and, accordingly, the accompanying consolidated financial statements have been restated to include the accounts of Seaboard Savings Bank for all periods presented.
                                       62

     The consolidated statement of income for the year ended December 31, 1996, includes $304,000 and $3,401,000, respectively, of total income; $3,000 and $1,917,000 of net interest income, respectively; and net losses of $238,000 and $601,000, respectively, related to the operations of Seaboard Savings Bank and Triad Bank prior to the dates of the respective mergers. The following presents on a pro forma basis the contributions of UCB, Seaboard Savings Bank, and Triad Bank to the restated results for the years ended December 31, 1995 and 1994.

                                                                                       UCB         Seaboard
                                                                                  as Previously    Savings      Triad      UCB as
                                                                                    Reported         Bank        Bank     Restated
                                                                                       (In thousands except per share amounts)
Year ended December 31, 1995:
  Total income.................................................................     $ 330,506       $4,448     $ 16,198   $ 351,152
  Net interest income..........................................................       157,886        2,033        8,729     168,648
  Net income (loss)............................................................     $  44,199       $ (236)    $  2,084   $  46,047
  Per share:
     Net income................................................................     $    2.00                             $    1.91
Year ended December 31, 1994:
  Total income.................................................................     $ 274,831       $3,679     $ 13,608   $ 292,118
  Net interest income..........................................................       144,835        2,117        7,746     154,698
  Income before cumulative effect of a change in accounting method.............        30,066          317        1,170      31,553
  Net income...................................................................     $  29,750       $  317     $  1,170   $  31,237
  Per share:
     Income before cumulative effect of a change in accounting method..........     $    1.37                             $    1.32
     Net income................................................................     $    1.35                             $    1.30

     On May 19, 1995, UCB's North Carolina subsidiary bank purchased 12 branch offices from subsidiaries of Southern National Corporation. As part of the transaction, UCB purchased $26.8 million in loans and assumed $178.7 million in deposits. Two of the branch offices acquired in the transaction were subsequently sold to third-party banks during the fourth quarter of 1995. The two divested branches in the aggregate had $4.8 million in loans and $32.6 million in deposits when sold. A premium of $10.1 million was paid for the assumed deposit base of the branches retained.
     On April 28, 1995, UCB issued 66,320 shares of common stock to consummate the merger of United Agencies, Inc., a general insurance agency located in Wilmington, North Carolina, into UCB's North Carolina subsidiary bank. United Agencies had total assets of $252,000 at the date the merger was consummated. The merger was accounted for as a pooling-of-interests; however, due to the immateriality of the transaction in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.
     Effective August 31, 1994, UCB consummated a merger with the Bank of Iredell, headquartered in Statesville, North Carolina. Bank of Iredell had five branch offices with $88.7 million in total assets and $80.4 million in total deposits at the merger date. UCB exchanged 963,004 shares of common stock for all of the outstanding shares of common stock of Bank of Iredell. The merger was accounted for as a pooling-of-interests, and, accordingly, all financial data has been restated to include the accounts of the Bank of Iredell for all periods presented.
     During 1994, two insurance agencies merged into UCB's North Carolina subsidiary bank. On March 31, 1994, UCB issued 41,614 shares of common stock to consummate the merger with Sanford Real Estate, Loan, & Insurance Company, a general insurance agency with offices in three North Carolina communities. Effective November 30, 1994, UCB issued 12,990 shares of common stock to complete the merger with Executive Insurance Company, Inc., a general insurance agency in Charlotte, North Carolina. Each of these transactions was accounted for as a pooling-of-interests; however, due to the immateriality of the size of the insurance agencies in relation to UCB's consolidated financial position and operating results, prior period financial statements have not been restated.
                                       63

NOTE 18 -- RESTRUCTURING CHARGES
     In October 1994, the Boards of Directors of UCB and its bank subsidiaries, United Carolina Bank and United Carolina Bank of South Carolina, approved a plan to restructure the operations of the aforementioned bank subsidiaries to streamline procedures in a manner that would enhance the quality of financial services provided to customers and reduce future operating costs. The major elements of the plan included staffing level changes at all branches to better match customer arrival patterns, a reduction in full-time staff positions as a result of the centralization of certain functions and automation of many labor-intensive tasks, and the consolidation or divestiture of certain branch offices.
     Restructuring charges to implement the reorganization plan totaled $11,906,000 in 1994. The plan included the elimination of approximately 235 jobs that were classified as regular full-time positions through either a special early retirement program or severance arrangements. Positions throughout the company were eliminated, with the largest percentage of jobs eliminated or positions reduced in the branch operations. All employees 50 years of age or older with a combined age plus years of service totaling 70 or more were offered special early retirement benefits. The costs associated with increases in the actuarially determined pension and postretirement medical expenses totaled $9,427,000. Severance arrangements were awarded to employees whose positions have been or are scheduled to be eliminated and who either were not eligible for the special early retirement benefits or who chose not to accept the special early retirement offer. Expense related to the severance arrangements totaled $346,000.
     The restructuring plan included discontinuing the operation of 15 branch offices through the consolidation of operations into other UCB offices or the divestiture of the branch locations. The estimated net cost of eliminating these offices, including transferring the deposits, was $801,000. Included in this cost was $1,149,000 of unamortized goodwill related to branch offices in communities where UCB did not have nearby locations, and, therefore, it was likely that a substantial amount of the customer accounts associated with these branch offices would move to other financial institutions.
     Professional fees associated with the restructuring plan totaled $1,280,000. These included fees for the services of a consulting firm retained to assist management in analyzing operations and developing the reorganization plan and fees relating to the design and implementation of the special retirement benefits and severance awards.
     As of December 31, 1996, substantially all of the expected transactions related to the restructuring plan have occurred. Accordingly, the accruals initially set up to cover the expected costs of implementation have been substantially eliminated.
                                       64

                          INDEPENDENT AUDITORS' REPORT
THE BOARD OF DIRECTORS AND STOCKHOLDERS
UNITED CAROLINA BANCSHARES CORPORATION:
     We have audited the accompanying consolidated balance sheets of United Carolina Bancshares Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Carolina Bancshares Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.
     As discussed in Note 8 to the consolidated financial statements, on January 1, 1994, the Corporation adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."
                                                          KPMG PEAT MARWICK LLP
Raleigh, North Carolina
February 21, 1997
                                       65

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K FINANCIAL STATEMENTS. Reference Item 8, Cross Reference Index on page 2, for information concerning UCB's consolidated financial statements and report of independent auditors.
     FINANCIAL STATEMENT SCHEDULES. Not applicable.
     EXHIBITS. The exhibits listed on the Exhibit Index on page 68 of this Form 10-K are incorporated herein by reference. Of these exhibits, the following constitute management contracts or compensatory plans or arrangements between UCB and certain of its officers, and UCB and its directors:

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBIT
    (10)(a)      UCB's 1994 Management Incentive Award Plan, as amended
    (10)(b)      UCB's 1994 Long-Term Incentive Plan
    (10)(c)      UCB's Key Employee Stock Option Plan, as amended in 1992
    (10)(d)      UCB's form of Employment Agreement and schedule of participants
    (10)(e)      UCB's Benefit Equivalency Plan for Senior Management Employees of UCB and
                 Affiliated Companies, as amended
    (10)(f)      UCB's 1994 Director Retirement Plan

     REPORTS ON FORM 8-K. The following Report on Form 8-K was filed by UCB with the Securities and Exchange Commission during the fourth quarter of 1996: Report on Form 8-K (Item 5. Other Events) dated November 1, 1996, relating to the announcement of UCB's merger agreement with Southern National Corporation ("SNC") pursuant to which UCB will be acquired by SNC.
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                         UNITED CAROLINA BANCSHARES CORPORATION
                                         BY: /S/         E. RHONE SASSER
                                                      E. RHONE SASSER
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                      SIGNATURE                                            CAPACITY                            DATE
          /s/               E. RHONE SASSER             Chairman and Chief Executive Officer              March 13, 1997
                   E. RHONE SASSER
          /s/              RONALD C. MONGER             Executive Vice President and                      March 13, 1997
                                                          Chief Financial Officer
                   RONALD C. MONGER                       (Principal Financial Officer)
           /s/               JOHN F. WATSON             Controller (Principal Accounting Officer)         March 13, 1997
                    JOHN F. WATSON
           /s/                 J. W. ADAMS              Director                                          March 13, 1997
                     J. W. ADAMS
          /s/               JOHN V. ANDREWS             Director                                          March 13, 1997
                   JOHN V. ANDREWS

                      SIGNATURE                                            CAPACITY                            DATE
                         /s/                            Director                                          March 13, 1997
                  RUSSELL M. CARTER
           /s/                 W. E. CARTER             Director                                          March 13, 1997
                     W. E. CARTER
          /s/            ALFRED E. CLEVELAND            Director                                          March 13, 1997
                 ALFRED E. CLEVELAND
          /s/             JAMES L. CRESIMORE            Director                                          March 13, 1997
                  JAMES L. CRESIMORE
                         /s/                            Director                                          March 13, 1997
                   THOMAS P. DILLON
          /s/               C. FRANK GRIFFIN            Director                                          March 13, 1997
                   C. FRANK GRIFFIN
           /s/                JAMES C. HIGH             Director                                          March 13, 1997
                    JAMES C. HIGH
          /s/               E. RHONE SASSER             Director                                          March 13, 1997
                   E. RHONE SASSER
           /s/                 JACK E. SHAW             Director                                          March 13, 1997
                     JACK E. SHAW
           /s/              HAROLD B. WELLS             Director                                          March 13, 1997
                   HAROLD B. WELLS
          /s/             CHARLES M. WINSTON            Director                                          March 13, 1997
                  CHARLES M. WINSTON

                                 EXHIBIT INDEX

EXHIBIT NUMBER
 PER ITEM 601
OF REGULATION
     S-K                      DESCRIPTION OF EXHIBIT                            SEQUENTIAL PAGE NUMBER
 (3)(a)          UCB's Restated Charter                            Incorporated by reference to Exhibit I to UCB's
                                                                   1988 Form 10-K
 (3)(b)          UCB's By-laws                                     Incorporated by reference to Exhibit (3)(b) to
                                                                   UCB's 1991 Form 10-K
 (4)             Specimen of UCB's common stock certificate        Incorporated by reference to Exhibit IV to UCB's
                                                                   1988 Form 10-K
 (10)(a)         UCB's 1994 Management Incentive                   Incorporated by reference to Exhibit (10)(a) to
                 Award Plan, as amended                            Registrant's 1994 Form 10-K
 (10)(b)         UCB's 1994 Long-Term Incentive                    Incorporated by reference to Exhibit (10)(b) to
                 Award Plan                                        UCB's Form 10-Q for the quarterly period ended
                                                                   March 31, 1994
 (10)(c)         UCB's 1986 Key Employee Stock Option Plan, as     Incorporated by reference to Exhibit (10)(c) to
                 amended                                           UCB's 1992 Form 10-K
 (10)(d)(1),     Form of Employment Agreement between UCB, its     Incorporated by reference to Exhibits
     (2),(3)     bank subsidiaries and eight (8)                   (10)(d)(1), (2) and (3) to Registrant's 1994
                 executive officers                                Form 10-K
 (10)(e)         UCB's Benefit Equivalency Plan for Senior         Incorporated by reference to Exhibit (10)(e) to
                 Management Employees of UCB and Affiliated        Registrant's 1994 Form 10-K
                 Companies, as amended
 (10)(f)         UCB's 1994 Director Retirement Plan               Incorporated by reference to Exhibit (10)(f) to
                                                                   Registrant's 1995 Form 10-K
 (22)            Subsidiaries of UCB                               Page 69 (not included)
 (24)            Consent of KPMG Peat Marwick LLP                  Page 70 (not included)
 (25)            Power of Attorney                                 Page 71 (not included)
 (27)            Financial Data Schedule                           Page 72 (not included)

A copy of any exhibit will be furnished to a shareholder upon written request.