Form 10-Q
period 1997-03-31
UNITED CAROLINA BANCSHARES CORP
filed 1997-05-13
CIK 101090

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                                       OR

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

As of May 9, 1997, there were 24,390,133 outstanding shares of Registrant's $4.00 par value common capital stock which is the only class of securities issued by the Registrant.


                                                              Page 1 of 28 pages

PART I - FINANCIAL INFORMATION
Item 1: Financial Statements

            United Carolina Bancshares Corporation and Subsidiaries
                           Consolidated Balance Sheets

                                                      March 31,     December 31,
                                                       1997            1996
                                                    ------------    ------------
                                                             (In thousands)
Assets:
   Cash and due from banks - noninterest-bearing     $   150,980    $   199,487
   Federal funds sold and other short-term
     investments                                          92,632         90,964
   Securities available for sale (amortized
     costs of $872,131,000 in 1997
     and $877,268,000 in 1996)                           869,359        877,432
   Investment securities (approximate market
     values of $45,548,000 in 1997
     and $47,334,000 in 1996)                             44,417         46,090
   Loans, net of unearned income                       3,215,839      3,149,697
      Less reserve for credit losses                     (48,266)       (46,138)
                                                     -----------    -----------
              Net loans                                3,167,573      3,103,559
                                                     -----------    -----------
   Premises and equipment                                 54,759         55,872
   Other assets                                          108,119        114,439
                                                     -----------    -----------
              Total assets                           $ 4,487,839    $ 4,487,843
                                                     ===========    ===========

Liabilities and stockholders' equity:
   Deposits:
      Noninterest-bearing demand deposits            $   609,696    $   633,014
      Interest-bearing deposits:
         NOW, savings, and money market deposits       1,477,074      1,449,133
         Certificates of deposit of
          $100,000 or more                               315,112        315,671
         Other time deposits                           1,636,770      1,651,608
                                                     -----------    -----------
              Total deposits                           4,038,652      4,049,426
   Short-term borrowings                                  39,862         42,521
   Mortgages and other notes payable                       2,251          2,273
   Other liabilities                                      48,226         43,154
                                                     -----------    -----------
              Total liabilities                        4,128,991      4,137,374
                                                     -----------    -----------
   Stockholders' equity:
      Preferred stock, par value $10 per share:
         Authorized 2,000,000 shares; none issued
      Common stock, par value $4 per share:
         Authorized 40,000,000 shares; issued
           24,386,811 shares in 1997 and
           24,316,631 shares in 1996                      97,547         97,267
      Surplus                                             52,722         51,676
      Retained earnings                                  210,488        201,596
      Unrealized losses on
          securities available for sale,
          net of deferred income taxes                    (1,909)           (70)
                                                     -----------    -----------
               Total stockholders' equity                358,848        350,469
                                                     -----------    -----------
               Total liabilities and
                 stockholders' equity                $ 4,487,839    $ 4,487,843
                                                     ===========    ===========


See accompanying Notes to Consolidated Financial Statements

                United Carolina Bancshares Corporation and Subsidiaries
                          Consolidated Statements of Income

                                                          Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                            1997         1996
                                                        -----------   ----------
                                                         (Dollars in thousands
                                                       except per share amounts)
Interest income:
   Interest on loans                                       $ 71,581    $ 65,169
   Interest and dividends on:
      Taxable securities                                     12,785      11,227
      Tax-exempt securities                                     653         851
   Interest on federal funds sold and
       other short-term investments                             717       1,269
                                                             85,736      78,516
                                                           --------    --------
Interest expense:
   Interest on deposits                                      38,377      35,270
   Interest on short-term borrowings                            328         408
   Interest on long-term borrowings                              29          44
                                                           --------    --------
           Total interest expense                            38,734      35,722
                                                           --------    --------
Net interest income                                          47,002      42,794
Provision for credit losses                                   3,850       2,200
                                                           --------    --------
Net interest income after provision
  for credit losses                                          43,152      40,594
                                                           --------    --------

Noninterest income:
   Service charges on deposit accounts                        5,855       6,154
   Trust income                                               1,514       1,594
   Insurance commissions                                      1,893       1,533
   Mortgage banking fees                                      1,091       1,133
   Brokerage and annuity commissions                            810         566
   Other service charges, commissions, and fees               2,039       1,436
   Gains on mortgages originated for resale                     176         217
   Gains on trading account securities                            1        --
   Gains (losses) on dispositions of securities
      available for sale                                          3        (257)
   Gains on dispositions of investment securities              --            64
   Gains (losses) on dispositions of fixed assets                81        (539)
   Other operating income                                       214         266
                                                           --------    --------
           Total noninterest income                          13,677      12,167
                                                           --------    --------

Noninterest expenses:
   Personnel expense                                         21,128      21,751
   Occupancy expense                                          2,596       2,536
   Equipment expense                                          1,737       1,805
   Other operating expenses                                  10,622      10,113
                                                           --------    --------
           Total noninterest expenses                        36,083      36,205
                                                           --------    --------
Income before income taxes                                   20,746      16,556
   Income tax provision                                       7,467       6,003
                                                           --------    --------
Net income                                                 $ 13,279    $ 10,553
                                                           ========    ========

Per share data:
   Net income                                              $    .55    $     .44
                                                           ========    =========
   Cash dividends declared                                 $    .18    $     .18
                                                           ========    =========
   Book value at end of period                             $  14.71    $   13,55
                                                           ========    =========
Average number of shares outstanding                     24,360,323   24,140,761
                                                         ==========  ===========


See accompanying Notes to Consolidated Financial Statements

             United Carolina Bancshares Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                   Three Months Ended March 31, 1997 and 1996

                                                                                                         Unrealized
                                                   Common Stock                                            Gains
                                             --------------------------                                  (Losses) on
                                              Number of      Aggregate                                    Securities       Total
                                               Shares          Par                          Retained      Available    Stockholders'
                                             Outstanding       Value         Surplus        Earnings     For Sale, Net     Equity
                                             -----------    -----------    -----------    -----------    ------------- ------------
                                                                           (Dollars in thousands)

Balance, January 1, 1997                      24,316,631    $    97,267    $    51,676    $   201,596    $       (70)   $   350,469
   Net income                                       --             --             --           13,279           --           13,279
   Cash dividends declared,
      $.18 per share                                --             --             --           (4,387)          --           (4,387)
    Issuance of common stock
       under stock option plans                   71,010            284          1,079           --             --            1,363
   Retirement of common stock                       (830)            (4)           (33)          --             --              (37)
   Unrealized losses on securities
      available for sale, net of
      applicable deferred income
      taxes                                         --             --             --             --           (1,839)        (1,839)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, March 31, 1997                       24,386,811    $    97,547    $    52,722    $   210,488    $    (1,909)   $   358,848
                                             ===========    ===========    ===========    ===========    ===========    ===========

Balance, January 1, 1996                      24,137,791    $    96,551    $    50,183    $   173,491    $     2,923    $   323,148
   Net income                                       --             --             --           10,553           --           10,553
   Cash dividends declared,
      $.18 per share                                --             --             --           (4,063)          --           (4,063)
    Issuance of common stock
       by pooled institution prior
       to merger                                  29,949            120            327             45           --              492
   Retirement of common stock                       (862)            (4)           (18)             2           --              (20)
   Unrealized losses on securities
      available for sale, net of
      applicable deferred income
      taxes                                         --             --             --             --           (2,698)        (2,698)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, March 31, 1996                       24,166,878    $    96,667    $    50,492    $   180,028    $       225    $   327,412
                                             ===========    ===========    ===========    ===========    ===========    ===========

See accompanying Notes to Consolidated Financial Statements

               United Carolina Bancshares Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------     ---------
                                                              (In thousands)
Increase  (decrease)  in cash and cash  equivalents:
 Cash flows from operating activities:
   Net income                                            $  13,279    $  10,553
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization,
          net of accretion                                   2,605        2,476
      Provision for credit losses                            3,850        2,200
      Net (increase) decrease in loans
          originated for resale                                996       (1,842)
      Provision for deferred taxes and
          increase in taxes payable                          6,038        5,059
      (Increase) decrease in accrued interest
          receivable                                          (906)         343
      Increase in prepaid expenses                            (355)      (1,728)
      Decrease in other accounts receivable                  3,040        3,256
      Decrease in accrued interest payable                     (76)        (371)
      Increase (decrease) in accrued expenses                 (468)       1,451
      Decrease  in deferred loan fees,
           net of deferred costs                            (1,341)        (189)
      Other, net                                              (109)         838
                                                         ---------    ---------
           Total adjustments                                13,274       11,493
                                                         ---------    ---------
           Net cash provided by
               operating activities                         26,553       22,046
                                                         ---------    ---------
Cash flows from investing activities:
   Proceeds from maturities and issuer calls
      of securities available for sale                     135,641      236,585
   Proceeds from maturities and issuer calls
     of investment securities                                1,641        3,523
   Purchases of securities available for sale             (130,308)    (208,487)
   Net increase in loans outstanding                       (68,112)     (54,717)
   Purchases of premises and equipment                        (399)      (1,377)
   Proceeds from sales of premises and equipment                91          100
   Purchases and originations of mortgage
     loan servicing rights                                    (387)        (624)
   Sales of  foreclosed assets                                 727          189
   Other, net                                                5,002      (12,697)
                                                         ---------    ---------
           Net cash used by investing activities           (56,104)     (37,505)
                                                         ---------    ---------
Cash flows from financing activities:
   Net increase (decrease) in deposit accounts             (10,774)      73,833
   Net increase  (decrease) in federal funds
      purchased                                             (1,465)       3,375
   Net increase in securities sold under
     agreement to repurchase                                 2,117       33,104
   Net increase (decrease) in other
     short-term borrowings                                  (3,311)         714
   Repayments of mortgages and other
     notes payable                                             (22)        (146)
   Issuance of common stock                                    554          492
   Retirement of common stock                                 --             20
   Dividends paid                                           (4,387)      (4,063)
                                                         ----------   ---------
           Net cash provided (used)
           by financing activities                         (17,288)     107,289
                                                         ---------    ---------
Net increase (decrease) in cash and
     cash equivalents                                      (46,839)      91,830
Cash and cash equivalents at beginning of period           290,451      225,092
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 243,612    $ 316,922
                                                         =========    =========

                     Statement Continued on Next Page

Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
      Interest                                            $ 38,810     $ 36,093
                                                          ========     ========
      Income taxes                                        $  1,429     $    944
                                                          ========     ========
Significant noncash transactions:
   Loans transferred to real estate acquired
     in settlement of debt                                $    593     $    602
                                                          ========     ========
   Loans originated to facilitate the sale
     of foreclosed assets                                 $   --       $     45
                                                          ========     ========
   Unrealized losses on securities
     available for sale                                   $ (2,935)    $ (4,256)
                                                          ========     ========
   Investment securities transferred
     to available for sale portfolio
     in connection with business combinations             $   --       $ 36,646
                                                          ========     ========
  Available for sale securities transferred
     to investment portfolio in connection
     with business combinations                           $   --       $    240
                                                          ========     ========
   Tax benefits related to exercise
     of stock options                                     $    772     $   --
                                                          ========     ========
   Retirement of common stock in payment
     for shares acquired upon option exercise             $     37     $   --
                                                          ========     ========
   Prepaid assets transferred to fixed assets             $  9,000     $   --
                                                          ========     ========

See accompanying Notes to Consolidated Financial Statements

United Carolina Bancshares Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.
      Basis of Presentation:

      The accompanying consolidated financial statements, which are unaudited, reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 1997, and December 31, 1996, and operating results of United Carolina Bancshares Corporation and its subsidiaries for the three-month periods ended March 31, 1997 and 1996. All adjustments made to the unaudited financial statements were of a normal recurring nature. The results of operations for the first three months of 1997 are not necessarily indicative of the results of operations for the entire year.


Note 2.
      Securities:

      The following is a summary of the securities portfolios by major classification:

                                                                                             March 31, 1997
                                                                          ----------------------------------------------------------
                                                                                                                         Approximate
                                                                         Amortized       Unrealized      Unrealized        Market
                                                                           Cost             Gains          Losses           Value
                                                                         ---------       ----------      -----------     -----------
                                                                                                 (In thousands)
Securities available for sale:
United States government securities                                      $800,056         $    429         $  2,312         $798,173
Obligations of United States government
   agencies and corporations                                               32,474               39              174           32,339
Mortgage-backed securities (1)                                             24,671               21              777           23,915
Obligations of states and political subdivisions                            1,100                2             --              1,102
Federal Home Loan Bank stock                                               13,429             --               --             13,429
Other securities                                                              401             --               --                401
                                                                                                                            --------
    Total securities available for sale                                  $872,131         $    491         $  3,263         $869,359
                                                                         ========         ========         ========         ========
Investment securities:
Obligations of states and political subdivisions                         $ 44,417         $  1,166         $     35         $ 45,548
                                                                         --------         --------         --------         --------
    Total investment securities                                          $ 44,417         $  1,166         $     35         $ 45,548
                                                                         ========         ========         ========         ========

     (1) At March 31, 1997, UCB owned collateralized mortgage obligations issued by the Federal Home Loan Mortgage Corporation (FHLMC) which had an amortized cost of $8,371,000 and a market value of $8,198,000; and collateralized mortgage obligations issued by the Federal National Mortgage Association (FNMA) which had an amortized cost of $11,146,000 and a market value of $10,721,000. UCB also owned collateralized mortgage obligations issued by a private issuer and guaranteed by the Government National Mortgage Association (GNMA) which had an amortized cost of $303,000 and a market value of $312,000. Other mortgage-backed pass-through securities issued through various United States government agencies and corporations with a book value of $4,851,000 and a market value of $4,684,000 were also held at March 31, 1997. At March 31, 1997, none of the collateralized mortgage obligations owned by UCB were considered high-risk securities under current regulatory guidelines.

                                       7

                                                                                              December 31, 1996
                                                                           ---------------------------------------------------------
                                                                                                                         Approximate
                                                                           Amortized       Unrealized     Unrealized       Market
                                                                             Cost             Gains         Losses          Value
                                                                           ---------       ----------     ----------     -----------
                                                                                                (In thousands)
 Securities available for sale:
 United States government securities                                        $784,943        $  1,882        $  1,125        $785,700
 Obligations of United States government
    agencies and corporations                                                 52,773              59             118          52,714
 Mortgage-backed securities                                                   25,846              34             570          25,310
 Obligations of states and political subdivisions                              1,100               2            --             1,102
 Federal Home Loan Bank stock                                                 12,200            --              --            12,200
   Other securities                                                              406            --              --               406
                                                                            --------        --------        --------        --------
     Total securities available for sale                                    $877,268        $  1,977        $  1,813        $877,432
                                                                            ========        ========        ========        ========
 Investment securities:
 Obligations of states and political subdivisions                           $ 46,090        $  1,286        $     42        $ 47,334
                                                                            --------        --------        --------        --------
Total investment securities                                                 $ 46,090        $  1,286        $     42        $ 47,334
                                                                            ========        ========        ========        ========

Note 3.
      Loans:
      The consolidated loan portfolio is summarized by major classification as follows:
                                                          March 31, December 31,
                                                            1997        1996
                                                         ---------  ------------
                                                             (In thousands)
Loans secured by real estate:
   Construction and land acquisition and
     development                                         $  339,626   $  297,921
   Secured by nonfarm, nonresidential properties            653,763      655,330
   Secured by farmland                                       81,458       82,097
   Secured by multifamily residences                         77,298       78,008
                                                         ----------   ----------
     Total loans secured by real estate, excluding
       loans secured by 1-4 family residences             1,152,178    1,113,356
                                                         ----------   ----------
   Revolving credit secured by 1-4 family residences        152,176      146,205
   Other loans secured by 1-4 family residences(1)          623,153      626,888
                                                         ----------   ----------
     Total loans secured by 1-4 family residences           775,329      773,093
                                                         ----------   ----------
     Total loans secured by real estate                   1,927,507    1,886,449
Commercial, financial, and agricultural loans
  excluding loans secured by real estate                    344,114      340,242
Loans to individuals for household, family, and
  other personal expenditures, excluding loans
  secured by real estate                                    829,796      824,569
All other loans                                             112,633       98,006
                                                         ----------   ----------
     Total loans                                          3,214,050    3,149,266
Net deferred origination costs                                1,789          431
                                                         ----------   ----------
     Loans, net of unearned income                       $3,215,839   $3,149,697
                                                         ==========   ==========

(1) Includes  $7,868,000 at March 31, 1997, and $8,864,000 at December 31, 1996,
in permanent mortgages originated for sale in the secondary market which are stated at the lower of aggregate cost or market value.

Note 4.
      Nonperforming and Problem Assets:

      The following is a summary of nonperforming and problem assets:

                                                         March 31,  December 31,
                                                           1997         1996
                                                         ---------  ------------
                                                              (In thousands)

Foreclosed assets                                         $ 8,004        $ 7,493
Nonaccrual loans                                            2,430          2,473
                                                          -------        -------
        Total nonperforming assets                         10,434          9,966
Loans 90 days or more past due,
        excluding nonaccrual loans                         12,022          9,690
                                                          -------        -------
        Total problem assets                              $22,456        $19,656
                                                          =======        =======


     At March 31, 1997, the recorded investment in loans that are considered impaired under Financial Accounting Statement No. 114 was $2,430,000, all of which were on a nonaccrual basis. Included in this amount was $1,381,000 of impaired loans for which $350,000 of the reserve for credit losses was assigned. The average recorded investment during the first three months of 1997 in loans classified as impaired at March 31, 1997, was approximately $2,414,000. For the three months ended March 31, 1997, UCB recognized no interest income on these impaired loans using the cash basis of accounting.


Note 5.
      Reserve for Credit Losses:

      The following table sets forth the analysis of the consolidated reserve for credit losses:


                                                           Three Months Ended
                                                                 March 31,
                                                         ----------------------
                                                          1997             1996
                                                         -------        -------
                                                             (In thousands)

Balance, beginning of period                             $ 46,138      $ 43,464
     Provision for credit losses                            3,850         2,200
     Recovery of losses previously charged off              1,172           788
     Losses charged to reserve                             (2,894)       (2,070)
                                                         --------      --------
Balance, end of period                                   $ 48,266      $ 44,382
                                                         ========      ========

Note 6.
      Short-Term Borrowings:

      The following table sets forth certain data with respect to UCB's short-term borrowings:

                                                       March 31, 1997                                 December 31, 1996
                                             or For the Three Months Then Ended                  or For the Year Then Ended
                                         --------------------------------------------   --------------------------------------------
                                                    Securities               Federal               Securities              Federal
                                                    Sold Under    Treasury    Home                 Sold Under  Treasury      Home
                                         Federal     Agreement     Tax and    Loan       Federal   Agreement   Tax and       Loan
                                           Funds         to          Loan     Bank        Funds        to        Loan        Bank
                                         Purchased   Repurchase     Notes    Advances   Purchased  Repurchase    Notes     Advances
                                         ---------   ----------   --------   --------   ---------  ----------  ----------  ---------
                                                                           (Dollars in thousands)


Balance outstanding at end
  of period                                $10,455     $17,975     $11,432   $   --     $11,920     $15,858     $14,743     $  --
Maximum amount outstanding
  at any month-end during
  the period                                14,925      17,975      11,432       --      29,250      40,040      15,625      20,000
Average balance outstanding
  during the period                         13,496       4,734       9,499       --      17,481       6,426       7,004       5,027
Average interest rate paid
  during the period                           4.88%       4.09%       5.03%      -- %      5.19%       4.41%       4.92%       5.72%
Average interest rate payable
  at end of period                            6.88%       5.31%       5.67%      -- %      6.88%       4.72%       5.04%        -- %

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

Note 7.
      Mortgages and Other Notes Payable:

      Mortgages payable totaled $79,000 at March 31, 1997, and $97,000 at December 31, 1996. The mortgages bear interest at annual rates ranging from 8.75% to 10% and are collateralized by premises with book values of approximately $539,000 at March 31, 1997, and $540,000 at December 31, 1996. The mortgages are payable primarily in monthly installments totaling approximately $3,000, including interest.

      Advances from the Federal Home Loan Bank of Atlanta with initial maturities of more than one year totaled $2,172,000 at March 31, 1997, and $2,176,000 at December 31, 1996. The advances are collateralized by a blanket lien on qualifying loans secured by first mortgages on 1-4 family residences and bear interest at rates ranging from 3.50% to 8.15%, payable monthly, with principal due at various maturities.


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

Note 9.
      Supplementary Income Statement Information:

      The following is a breakdown of items included in "Other operating expenses" on the consolidated statements of income:

                                                              Three Months Ended
                                                                   March 31,
                                                              ------------------
                                                               1997       1996
                                                              --------   -------
                                                                 (In thousands)
Other operating expenses:
  Data processing fees and software expense                    $ 1,778   $ 1,472
  Professional services                                          1,465     1,013
  Telephone expense                                              1,055       888
  Postage and delivery                                           1,046     1,038
  Marketing and business development                             1,041     1,140
  Printing, stationery, and supplies                               820       926
  Amortization of goodwill and other intangible assets             551       639
  Insurance and taxes, other than taxes on income                  448       385
  Noncredit losses                                                 436       231
  Travel expense                                                   435       451
  Amortization of capitalized mortgage servicing rights            289       218
  FDIC deposit insurance premiums                                  101        67
  Donations                                                         27       105
  Other expenses                                                 1,130     1,540
                                                               -------   -------
      Total other operating expenses                           $10,622   $10,113
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

Note 13.
      Mergers and Acquisitions:

      On November 1, 1996, UCB entered into a definitive agreement to merge into Southern National Corporation ("SNC"), headquartered in Winston-Salem, North Carolina. Under the terms of the agreement, UCB shareholders will receive 1.135 shares (subject to possible upward adjustment) of SNC common stock for each share of UCB common stock owned. Concurrent with the execution of the agreement, UCB granted SNC an option to purchase up to 4,828,960 shares of UCB common stock, subject to adjustment, at an exercise price of $30.50 per share. The exercise of the option is permitted only upon the occurrence of certain events which generally relate to an actual or proposed acquisition of UCB by a third party or the acquisition by a third party of a significant interest in the equity of UCB. The merger was approved by shareholders on April 22, 1997, and, subject to regulatory approval, is expected to be consummated July 1, 1997.

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

      Effective March 29, 1996, UCB consummated a merger with Triad Bank headquartered in Greensboro, North Carolina. Triad Bank had 13 branch offices with $207.4 million in total assets and $188.1 million in total deposits at the merger date. Under terms of the agreement, UCB exchanged 1,595,125 shares of common stock for all of the outstanding shares of Triad common stock. The merger was accounted for as a pooling-of-interests.

      Effective January 25, 1996, UCB consummated a merger with Seaboard Savings Bank, Inc., headquartered in Plymouth, North Carolina. Seaboard had three branch offices with $46.3 million in total assets and $40.7 million in total deposits at the merger date. Under the terms of the agreement, UCB exchanged 418,641 shares of common stock for all of the outstanding shares of Seaboard common stock. The merger was accounted for as a pooling-of-interests.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations - Three Months Ended March 31, 1997, Compared to 1996

Summary
         Net income totaled $13,279,000, or $.55 per share, for the three months ended March 31, 1997. For the comparable quarter of 1996, net income amounted to $10,553,000, or $.44 per share. The 1996 results included the effect of nonrecurring charges and expenses totaling $1,554,000, net of applicable income tax benefits, incurred in connection with the completion of the mergers with Seaboard Savings Bank and Triad Bank during the quarter. Excluding the effects of the items related to the mergers, on a pro forma basis, earnings for the first quarter of 1996 amounted to $12,107,000, or $.50 per share.

Net Interest Income
         Net interest income increased $4,208,000, or 9.8%, for the three months ended March 31, 1997, compared to the first quarter of 1996. This was due to an increase of $401,505,000, or 10.6%, in the level of average earning assets along with an increase in the percentage of earning assets comprised of loans. Loans, which have higher yields than other investments, made up 76.42% of average earning assets during the first quarter of 1997 compared to 75.61% in the comparable period of 1996. Partially offsetting the effect of the earning asset increases was an increase of $329,120,000, or 10.5%, in the average balance of interest-bearing liabilities along with a shift in the mix of interest-bearing deposits to a higher percentage of consumer certificates of deposit which generally bear higher interest rates than NOW, savings, and money market deposits. As a result of these factors, the net tax-equivalent yield on earning assets decreased to 4.61% in the first quarter of 1997 from 4.62% in the same period of 1996.
         Interest income from loans increased $6,412,000, or 9.8%, over the first three months of 1996 due to an increase of $337,223,000, or 11.8%, in average loans outstanding which more than offset the effect of the decline in the tax-equivalent yield on average loans outstanding to 9.11% from 9.20% in 1996. The decrease in the yield on the loan portfolio for 1997 was the result of a lower prevailing prime lending rate which averaged 8.27% during the first quarter of 1997 compared to 8.34% in the first three months of 1996 as well as lower rates on new fixed rate consumer loans compared to the average rates on loans in the existing portfolio. Approximately 33% of UCB's loans outstanding at March 31, 1997, had floating interest rates, most of which varied with the prime rate.
         Interest income from investment securities and securities available for sale for the first three months of 1997 increased $1,360,000, or 11.3%, from the first three months of 1996. This was due to an increase in the aggregate average balance of investment securities and securities available for sale of $101,606,000, or 12.3%, from the corresponding period of 1996 which more than offset the effect of the decline in the tax-equivalent yield on the aggregate portfolio to 6.02% from 6.09% a year earlier. Interest income from federal funds sold and other short-term investments totaled $717,000 in the first quarter of 1997, a decrease of $552,000 from the same period of 1996. This was the result of a decrease of $37,324,000 in the average balances invested as well as a decrease in the average yield to 5.21% for the first three months of 1997 from 5.48% in 1996.

         Interest expense on deposits increased $3,107,000, or 8.8% in the three months ended March 31, 1997, compared to 1996. The average balance of total interest-bearing deposits increased $334,737,000, or 10.8%, in the first quarter of 1997 compared to 1996. This was the result of an increase of $131,261,000, or 9.6%, in the average balances of certificates of deposit less than $100,000, an increase of $90,719,000, or 41.3%, in average certificates of deposit issued in denominations greater than $100,000, and an increase of $112,757,000, or 7.5%, in the average balances of NOW, savings, money market accounts, and other time deposits. The overall interest rate paid on average interest-bearing deposits decreased to 4.55% for the first quarter of 1997 from 4.59% in the same period of 1996.
         The average interest rate paid on short- and long-term borrowings during the first three months of 1997 decreased to 4.83% from 5.11% in 1996, principally due to a decrease in rates on Federal Funds purchased and securities sold under agreement to repurchase. The average balances of borrowed funds decreased by $5,617,000 in the first quarter of 1997 from the corresponding period of 1996.

Provision and Reserve for Credit Losses
         The provision for credit losses amounted to $3,850,000 for the three months ended Marcha 31, 1997, compared to $2,200,000 in 1996. Net credit losses amounted to $1,722,000, or .22% of average loans outstanding, on an annualized basis, during the first three months of 1997 compared to $1,282,000, or .18% of average loans outstanding, on an annualized basis, for the comparable period of 1996. The increase in net credit losses resulted primarily from an increase in losses on consumer loans.

         Nonperforming assets (foreclosed assets, nonaccrual loans, and restructured loans) totaled $10,434,000, or .32% of loans and foreclosed assets, at March 31, 1997, compared to $9,966,000, or .32% of loans and foreclosed assets, at December 31, 1996. Loans 90 days or more past due that continue to accrue interest totaled $12,022,000 at March 31, 1997, compared to $9,690,000 at December 31, 1996.
         At March 31, 1997, the recorded investment in loans that are considered impaired under FAS 114 was $2,430,000, all of which were on a nonaccrual basis. Included in this amount was $1,381,000 of impaired loans for which $350,000 of the reserve for credit losses was assigned. The average recorded investment during the first three months of 1997 in loans classified as impaired at March 31, 1997, was approximately $2,414,000. For the three months ended Marcha 31, 1997, UCB recognized no interest income on these impaired loans using the cash basis of accounting.
         In addition to the nonperforming and problem assets described above, which included loans considered impaired under FAS 114, UCB had loans to various borrowers totaling approximately $16,844,000 at March 31, 1997, for which management has serious concerns regarding the ability of the borrowers to continue to comply with present loan repayment terms which could result in some or all of these loans becoming classified as problem assets. These concerns resulted from various credit considerations, including the financial position, operating results and cash flow of the borrowers, and the current estimated fair value of the underlying collateral.
         The reserve for credit losses amounted to $48,266,000, or 1.50% of loans outstanding, at March 31, 1997, compared to $46,138,000, or 1.46% of loans outstanding, at December 31,

1996. In determining the level of the reserve for credit losses, management takes into consideration loan volumes and outstandings, loan loss experience, delinquency trends, risk ratings assigned to nonconsumer loans, identified problem loans, the present and expected economic conditions in general, and, in particular, how such conditions relate to UCB. In management's opinion, UCB's reserve for credit losses was adequate to absorb losses from the loan portfolio at March 31, 1997; however, adverse changes in the economic conditions in UCB's market area could lead to a decline in the overall quality of the loan portfolio and necessitate future additions to the reserve for credit losses. Also, examiners from bank regulatory agencies periodically review UCB's loan portfolio and may require the corporation to charge off loans and/or increase the reserve for credit losses to reflect their assessment of the collectibility of loans in the portfolio based on information available to them at the time of their examination.

Noninterest Income and Expense
         Total noninterest income increased $1,510,000, or 12.4%, in the first three months of 1997 over the same period of 1996. Service charges on deposit accounts decreased $299,000, or 4.9%, principally due to lower levels of fees collected for excessive withdrawals and below minimum balances on savings and certain types of checking accounts. Other service charges, commissions, and fees increased $1,085,000 to $7,347,000 during the first quarter of 1997 primarily due to increases in insurance commissions, fees for the use of automated teller machines, and brokerage and annuity commissions. Commissions from the general insurance agency operations increased $228,000, or 19.5%, primarily as the result of the merger with an insurance agency in Fayetteville, North Carolina, in August 1996. Fees collected for the use of UCB's automated teller machines increased $375,000, or 111.6%, due to the implementation of a convenience fee on transactions performed by noncustomers. The consumer debit card program produced $243,000 in merchant fee income during the first quarter of 1997, an increase of $115,000, or 89.7%, over 1996. Brokerage and annuity commissions earned during the first quarter of 1997 increased $244,000, or 43.1%, over 1996 due to increased mutual fund and annuity sales volume.
         Gains on sales of mortgage loans into the secondary market amounted to $176,000 in the first quarter of 1997 compared to gains of $217,000 a year ago. Gains on the sale of securities available for sale totaled $3,000 in the three months ended March 31, 1997, compared to losses of $257,000 in the same period of 1996. The 1996 losses were recorded to write-down the value of certain securities obtained in a merger with another financial institution to their current estimated realizable value. These securities, which consisted of structured notes and other investments with derivative features, did not comply with UCB's investment policy and were therefore reclassified at the merger date from investment securities to available for sale securities. They were then disposed of during the second quarter of 1996. In addition, gains of $64,000 were recorded on sales of securities classified as held to maturity during the first quarter of 1996. These sales were also the result of securities acquired in the mergers that did not comply with UCB's investment policies. Gains on the disposition of fixed assets totaled $81,000 during the first quarter of 1997 compared to losses of $539,000 in the similar period of 1996. The 1996 loss included $568,000 in write-downs on fixed assets related to the two mergers completed during the first quarter of the year.
         Total noninterest expenses decreased $122,000, or .3%, in the three months ended March 31, 1997, compared to the same period of 1996. Total personnel expense decreased $623,000 in the three-month period of 1997 compared to 1996. Regular and part-time salaries increased by $894,000, or 6.0%, in the 1997 period due to increases in base compensation and an increase of 30, or 1.6%, in the average number of full-time equivalent employees while other compensation expense decreased $1,140,000, or 75.2%, primarily due to nonrecurring merger charges totaling $945,000 recorded during the first quarter of 1996. Employee benefits expense for the first quarter of 1997 declined $360,000 (8.1%) from 1996 primarily due to decreased medical claims of $397,000, or 26.8%, from the prior year and declines in plan administration expenses and other costs related to providing employee medical benefits that totaled $24,000 in the aggregate. Medical claims during 1996 were significantly affected by several large claims.
         Occupancy expense increased $60,000, or 2.4%, during the first three months of 1997 as compared to 1996. Repairs and maintenance expense increased $36,000, or 8.0%, primarily due to increased maintenance contracts on facilities. Rental expense increased $16,000, or 1.8% while real estate taxes increased $19,000, or 7.4%, due primarily to revaluations by taxing authorities.
         Equipment expense decreased $68,000, or 3.8%, for the first quarter of 1997 as compared to the same period of 1996. Repairs and maintenance expense decreased $52,000, or 7.6%, and purchases of noncapitalized furniture and equipment decreased $48,000, or 58.0%. These decreases were primarily due to increased costs during 1996 associated with modifications made to the branches acquired in the 1996 mergers. Equipment rental expense increased $32,000 (28.7%) over 1996 primarily due to new computer and voice communication equipment installed during the latter part of 1996.

         Other operating expenses increased $509,000, or 5.0%, during the first three months of 1997 as compared to 1996. Professional services expense for the first quarter of 1997 increased $452,000, or 44.6%, primarily due to expenses related to the installation and maintenance of central computer applications software.
         Outside data processing fees increased $306,000, or 20.8%, compared to 1996 primarily due to increased software amortization expense ($303,000, or 88.3% increase) and expenses for the consumer debit card transaction program ($115,000 increase). The increases in software amortization reflect the purchase of a new central computer software system which replaced existing core applications software, the installation of which took place in the latter half of 1996. These increased expenses were partially offset by a decrease of $57,000 (19.1%) in software maintenance expense due to the expiration of contracts on replaced software.
         The amortization of capitalized mortgage loan servicing rights increased $71,000, or 32.6%, from the prior year due to purchases of servicing rights and the capitalization of originated servicing. Telephone expense increased $167,000, or 18.8%, as a result of increased use of an automated response telephone system and a staffed bank-by-phone customer service department, both of which are accessible by toll-free numbers. Amortization of deposit-base premiums decreased $88,000, or 18.9% compared to 1996 principally due to the elimination of amortization on a branch that was sold in the latter half of 1996. Stationery and supplies expense decreased $106,000, or 11.4%, from 1996. The 1996 expense was impacted by the costs of converting the checking accounts of customers of merged banks. Increases in other categories of noninterest expenses were generally the result of increases in the costs related to purchased services.

Income Tax Provision
         The provision for income tax increased $1,464,000 in the three months ended March 31, 1997, compared to the corresponding period of 1996. The increase in the income tax provision was principally the net result of an increase of $4,190,000 in pre-tax income.
         The effective income tax rate on income before taxes is lower than the combined statutory federal and state rates primarily because interest earned on investments in debt instruments of states, counties, and municipalities is exempt from federal income tax and may be exempt from state income tax. Substantially all income earned on securities of the United States government or its agencies is exempt from state income taxes. In addition, the 1996 effective tax rate was higher than that experienced in the current year due to the nondeductibility of certain merger-related expenses incurred during the first quarter of 1996.

Financial Condition
         The financial condition of the Corporation, with respect to liquidity and dividends at March 31, 1997, has not changed significantly since December 31, 1996. At March 31, 1997, stockholders' equity amounted to 8.00% of total assets compared to 7.81% at December 31, 1996. At March 31, 1997, UCB had a ratio of core capital to risk-weighted assets of approximately 11.29% and a ratio of total capital to risk-weighted assets of approximately 12.54%, computed using the Federal Reserve guidelines for risk-based capital requirements, and a ratio of quarter-end core capital to average total assets for the three months ended March 31, 1997, of 7.91%.
         On an annualized basis, net income as a percentage of average stockholders' equity amounted to 15.18% for the first three months of 1997 compared to 13.04% for the same period of 1996. Cash dividends declared represented 33.04% of net income in the first quarter of 1997 compared to 38.50% for the three months ended March 31, 1996.
         At March 31, 1997, UCB owned debt securities that had not been rated by a rating agency with a book value of $399,000. In addition, debt securities with a book value of $152,000 were owned at March 31, 1997, that had less than investment grade ratings. Included in the unrated securities were bonds with a book value of $360,000 that are collateralized by U.S. government securities. Substantially all of these investments were securities issued by municipalities located within UCB's market area. It is management's opinion that no more than a normal risk of loss exists on these securities. Accounting and Regulatory Issues
         In March 1995, the FASB issued Financial Accounting Standards No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for those to be disposed of. This statement requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss should be recognized if the sum of the undiscounted future cash flows is less than the carrying amount of the asset. Those assets to be disposed of are to be reported at the lower of the carrying amount or fair value less costs to sell. UCB adopted FAS 121 on January 1, 1996, with no material effect on the consolidated financial statements.
         In October 1995, the FASB issued Financial Accounting Standards No. 123 (FAS 123), "Accounting for Stock-Based Compensation," which encourages companies to account for stock compensation awards based on their fair value at the date the awards are granted. The resulting compensation cost would be shown as an expense on the income statement. Companies may choose to continue to measure compensation for stock-based plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees." Entities electing to continue the accounting prescribed in APB 25 will be required to disclose in the notes to the financial statements what net income and earnings per share would have been if the fair value-based method of accounting defined in FAS 123 had been applied. UCB adopted FAS 123 on January 1, 1996, and elected to continue to measure compensation cost using APB 25.
         In September 1996, the FASB issued Financial Accounting Standards No. 125 (FAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes accounting standards for determining when a liability should be considered extinguished through the transfer of assets to a creditor or setting aside assets dedicated to eventually settling a liability. The statement provides conditions for determining if a transferor has surrendered control over transferred financial assets and requirements for derecognizing a liability when it is extinguished. The statement also requires the recognition of either a servicing asset or a servicing liability when an entity undertakes an obligation to service financial assets. Such servicing assets or liabilities shall be amortized in proportion to and over the period of the estimated net servicing income or loss, as appropriate. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, to be only applied on a prospective basis. The adoption of FAS 125 effective
January 1, 1997, had no impact on UCB's financial condition or results of operations.

         In February 1997, the FASB issued Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share," which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.
         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities (purchase options, warrants, convertible securities, or contingent stock agreements) or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the equity. Diluted EPS is computed in a similar manner as fully diluted EPS pursuant to Opinion 15.
         FAS 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods, with earlier application not permitted. The application of FAS 128 is not anticipated to have a significant impact on the presentation of UCB's results of operations.
         In conjunction with the FASB's project concerning the presentation of EPS (FAS 128), the Board issued Financial Accounting Standards No. 129 (FAS
129), "Disclosure of Information about Capital Structure." FAS 129 includes the disclosure requirements regarding capital structure and related disclosures previously required by APB Opinion No. 10, "Omnibus Opinion - 1966," APB Opinion No. 15, "Earnings per Share, " and FASB Statement No. 47, "Disclosure of Long-Term Obligations" and applies these requirements to all entities, public and nonpublic, that have issued securities. The statement requires disclosure in the financial statements the pertinent rights and privileges, including any liquidation preferences, of the various securities outstanding and the number of such shares issued upon conversion, exercise, or satisfaction of required conditions during at least the most recent annual fiscal period and any subsequent interim periods presented. FAS 129 is effective for financial statements for periods ending after December 15, 1997. The application of FAS 129 will have no impact on the current presentation of UCB's financial condition or results of operations.
         The FASB also issues exposure drafts for proposed statements of financial accounting standards. Such exposure drafts are subject to comment from the public, to revisions by the FASB, and to final issuance by the FASB as statements of financial accounting standards. Management considers the effect of any proposed statements on the corporation's consolidated financial statements and monitors the status of any changes to issued exposure drafts and to proposed effective dates.
         UCB and its subsidiaries are subject to regulation and examination by state and federal bank regulatory agencies and are subject to the accounting and disclosure requirements of the Securities and Exchange Commission. There are no pending material regulatory recommendations or actions concerning UCB with which management has not complied.

                                    SIGNATURE




      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     UNITED CAROLINA BANCSHARES CORPORATION



May 12, 1997                           By /s/ John F. Watson
                                              -------------------------
                                              Controller



May 12, 1997                           By /s/ Ronald C. Monger
                                              -------------------------
                                              Executive Vice President/
                                              Chief Financial Officer